Form 10-K/A
period 2011-06-30
FUSION-IO, INC.
filed 2011-09-06
CIK 1383729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

As a result of an error by its EDGAR filing service, Exhibits 31.2, 32.1 and 32.2 of the Annual Report on Form 10-K of Fusion-io, Inc., a Delaware corporation, were mis-numbered and Exhibit 31.1 was not filed. This Amendment on Form 10-K/A corrects the mis-numbering and includes Exhibit 31.1, and makes no other changes to the Form 10-K.

Fusion-io, Inc.

Index to Exhibits

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization, dated as of August 4, 2011, by and between the Registrant, IO Turbine, Inc. and certain other parties named therein		8-K	2.1	08/05/2011

3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K	3.1	09/02/2011

3.2	Amended and Restated Bylaws of the Registrant		10-K	3.1	09/02/2011

4.1	Specimen common stock certificate of the Registrant		S-1/A	4.1	05/23/2011

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2010 between the Registrant and certain holders of the Registrant’s capital stock named therein		S-1	4.2	03/09/2011

4.3	Warrant to Purchase Stock issued by the Registrant to Silicon Valley Bank, dated September 10, 2008		S-1	4.3	03/09/2011

10.1A*	Form of Indemnification Agreement by and between the Registrant and certain of its directors and officers		S-1/A	10.1A	05/23/2011

10.1B*	Form of Indemnification Agreement by and between the Registrant and certain of its directors affiliated with investment funds and such investment funds		S-1/A	10.1B	05/23/2011

10.2*	2006 Stock Option Plan and Form of Stock Option Agreement under 2006 Stock Option Plan		S-1	10.2	03/09/2011

10.3*	2008 Stock Incentive Plan and Form of Stock Option Agreement under 2008 Stock Incentive Plan		S-1	10.3	03/09/2011

10.4*	2010 Executive Stock Incentive Plan and Related Forms		S-1	10.4	03/09/2011

10.5*	2011 Equity Incentive Plan and Related Forms		S-1/A	10.5	05/23/2011

10.6*	2011 Employee Stock Purchase Plan and Form of Purchase Agreement under 2011 Employee Stock Purchase Plan		S-1/A	10.6	05/23/2011

10.7*	Form of Non-Plan Stock Option Agreement between the Registrant and certain of its officers		S-1	10.7	03/09/2011

10.8*	Second Amended and Restated Employment Agreement between the Registrant, David Flynn and Sandusky Investments, Ltd., dated as of April 7, 2010		S-1	10.8	03/09/2011

10.9*	Amended and Restated Employment Agreement between the Registrant, Rick White and West Coast VC, LLC, dated as of December 31, 2008		S-1	10.9	03/09/2011

10.9A*	Amendment Number One to Amended and Restated Employment Agreement between the Registrant, Rick White and West Coast VC, LLC, dated as of March 7, 2011		S-1	10.9A	03/09/2011

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.10*	Form of Involuntary Termination Severance Agreement between the Registrant and certain of its officers		S-1	10.10	03/09/2011

10.10A*	Involuntary Termination Severance Agreement between the Registrant and Dennis P. Wolf, dated as of August 11, 2010		S-1/A	10.10A	04/18/2011

10.11*	Transition Agreement and Release between the Registrant and David R. Bradford, dated as of September 21, 2010		S-1	10.11	03/09/2011

10.12	Lease Agreement between the Registrant and NOP Cottonwood 2825, LLC, dated May 28, 2010 (Building 10)		S-1	10.12	03/09/2011

10.13	Lease Agreement between the Registrant and NOP Cottonwood 2855, LLC, dated May 28, 2010 (Building 11)		S-1	10.13	03/09/2011

10.14	Office Lease Agreement between the Registrant and Bixby Technology Center, LLC, dated May 29, 2009		S-1	10.14	03/09/2011

10.15A	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated September 13, 2010		S-1	10.15	03/09/2011

10.15B	First Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of August 4, 2011		8-K	10.1	08/05/2011

10.16*	Offer Letter between the Registrant and Dennis Wolf, dated November 4, 2009		S-1/A	10.16	05/06/2011

10.17*	Offer Letter between the Registrant and Jim Dawson, dated April 1, 2008		S-1/A	10.17	05/06/2011

10.18*	Offer Letter between the Registrant and Lance Smith, dated April 29, 2008 as supplemented by an Offer Letter dated December 26, 2008		S-1/A	10.18	05/06/2011

10.19*	Executive Incentive Compensation Plan, adopted by the Registrant on May 16, 2011		S-1/A	10.19	05/23/2011

10.20*	IO Turbine, Inc. 2009 Equity Incentive Plan		10-K	3.1	09/02/2011

21.1	Subsidiaries of the Registrant		10-K	3.1	09/02/2011

23.1	Consent of Independent Registered Public Accounting Firm		10-K	3.1	09/02/2011

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.4	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

Fusion-io, Inc.

By:	/s/ DAVID A. FLYNN
David A. Flynn
Chief Executive Officer and President

September 2, 2011