Form 10-Q
period 2011-09-30
FUSION-IO, INC.
filed 2011-11-09
CIK 1383729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35188

FUSION-IO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4232255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2855 E. Cottonwood Parkway, Suite 100

Salt Lake City, Utah 84121

(Address of principal executive office) (Zip Code)

(801) 424-5500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.0002 par value per share, outstanding as of November 4, 2011 was 83,398,929.

FUSION-IO, INC.

FORM 10-Q

Part I. Item 1. Condensed Consolidated Financial Statements

FUSION-IO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2011	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$219,604	$201,875
Accounts receivable, net of allowances of $2,064 and $2,146 as of June 30, 2011 and September 30, 2011, respectively	44,374	33,729
Inventories	35,622	71,542
Prepaid expenses and other current assets	3,866	3,399

Total current assets	303,466	310,545
Property and equipment, net	13,743	16,959
Intangible assets, net	—	10,135
Goodwill	—	54,777
Other assets	77	70

Total assets	$317,286	$392,486

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,314	$24,120
Accrued and other current liabilities	15,043	16,160
Deferred revenue	9,030	8,554

Total current liabilities	33,387	48,834
Deferred revenue, less current portion	2,987	2,762
Other liabilities	6,468	6,210
Commitments and contingencies:
Stockholders’ equity:
Preferred stock	—	—
Common stock	16	17
Additional paid-in capital	339,389	392,462
Accumulated other comprehensive income (loss)	15	(12)
Accumulated deficit	(64,976)	(57,787)

Total stockholders’ equity	274,444	334,680

Total liabilities and stockholders’ equity	$317,286	$392,486

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2010	2011
Revenue	$27,046	$74,385
Cost of revenue	15,412	27,354

Gross profit	11,634	47,031
Operating expenses:
Sales and marketing	9,109	17,477
Research and development	4,820	11,152
General and administrative	3,450	13,737

Total operating expenses	17,379	42,366

(Loss) income from operations	(5,745)	4,665
Other income (expense):
Interest income	14	49
Interest expense	(24)	(46)
Other income, net	3	795

(Loss) income before income taxes	(5,752)	5,463
Income tax (expense) benefit	(19)	1,726

Net (loss) income	$(5,771)	$7,189

Net (loss) income per common share:
Basic	$(0.46)	$0.09
Diluted	$(0.46)	$0.07
Weighted average number of shares:
Basic	12,577	82,008
Diluted	12,577	103,454

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended September 30,
	2010	2011
Operating activities:
Net (loss) income	$(5,771)	$7,189
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	562	1,592
Stock-based compensation	893	8,983
Non-cash tax benefit from business acquisition	—	(2,782)
Other non-cash items	8	(762)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,204)	10,645
Inventories	(5,858)	(35,920)
Prepaid expenses and other assets	(1,135)	526
Accounts payable	(3,392)	14,104
Accrued and other liabilities	(1,494)	220
Deferred revenue	4,320	(701)

Net cash (used in) provided by operating activities	(20,071)	3,094
Investing activities:
Proceeds from the sale of short-term investments	11,964	—
Proceeds from the sale of property and equipment	—	1
Purchases of property and equipment	(634)	(4,222)
Business acquisition, net of cash acquired	—	(17,578)

Net cash provided by (used in) investing activities	11,330	(21,799)
Financing activities:
Proceeds from a loan from a financial institution	8,000	—
Repayment of capital lease obligations	(67)	(79)
Proceeds from exercises of stock options	33	69
Proceeds from employee stock purchase plan	—	1,052
Change in restricted cash	695	—

Net cash provided by financing activities	8,661	1,042
Effect of exchange rate changes on cash and cash equivalents	5	(66)

Net decrease in cash and cash equivalents	(75)	(17,729)
Cash and cash equivalents at the beginning of period	9,219	219,604

Cash and cash equivalents at the end of period	$9,144	$201,875

See accompanying notes.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Fusion-io, Inc. (the “Company” or “Fusion-io”) provides a next generation storage memory platform, which includes the Company’s second generation ioMemory hardware, VSL virtualization software, ioTurbine virtualization caching software, directCache automated data-tiering software and ioSphere platform management software. The Company was originally incorporated in the state of Nevada in December 2005 and in June 2010 was reincorporated in the state of Delaware as Fusion-io, Inc. The Company sells its products through its global direct sales force, original equipment manufacturers (“OEMs”) and other channel partners.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the company’s financial position, results of operations and cash flows. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012 or any other period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 (the “2011 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”).

Segment and Geographic Information

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded it operates in one business segment, which is the development, marketing and sale of storage memory platforms. Substantially all of the Company’s revenue for all periods presented in the accompanying condensed consolidated statements of operations has been from sales of the ioDrive product line and related customer support services. The Company’s headquarters and most of its operations are located in the United States; however, it conducts limited sales activities through sales offices in Europe and Asia. Revenue recognized from sales with a ship-to location outside of the United States was 19% and 29% for the three months ended September 30, 2010 and 2011, respectively. Revenue recognized to customers with a ship-to address in Puerto Rico was 11% of revenue for the three months ended September 30, 2011. No other country outside of the United States accounted for greater than 10% of revenue for all periods presented. Long-lived assets located outside of the United States were not material for all periods for which a condensed consolidated balance sheet is presented.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, sales returns, accounting for business combinations and impairment of long-lived and intangible assets including goodwill, determination of fair value of stock options, valuation of inventory, product warranty, income taxes, useful lives of property and equipment and intangible assets and provisions for doubtful accounts. Actual results could differ from those estimates.

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

Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended September 30,
	2010	2011
Net (loss) income	$(5,771)	$7,189
Changes in unrealized loss on available for sale securities, net	(4)	—
Foreign currency translation adjustment	5	(27)

Comprehensive (loss) income	$(5,770)	$7,162

Significant Customers

Three customers accounted for 90% and 77% of the Company’s revenue for the three months ended September 30, 2010 and 2011, respectively. As a consequence of the concentration of the Company’s customers and typically, a small number of large purchases by these customers, revenue and operating results may fluctuate significantly from period to period.

Long-lived Assets, Including Goodwill

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy and significant industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate and recognizes an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company tests goodwill for impairment annually as of April 1, or whenever events or changes in circumstances indicate that goodwill may be impaired. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value.

Product Warranty

The Company provides its customers a limited product warranty of up to five years. The Company’s standard warranty requires the Company to repair or replace defective products at no cost to the customer during such warranty period. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liability each period and makes adjustments to the liability as necessary.

The following table presents the changes in the product warranty liability (in thousands):

Three Months Ended September 30, 2011
Balance at beginning of period	$666
Additions	1,216
Settlements	(695)

Balance at end of period	$1,187

Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period, less weighted-average common shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on net income per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock subject to vesting provisions and the assumed conversion of outstanding convertible preferred stock using the if-converted method. In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, less weighted-average common shares subject to repurchase, as any additional common shares would be anti-dilutive.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss (income) per share (in thousands):

	Three Months Ended September 30,
	2010	2011
Numerator:
Net (loss) income	$(5,771)	$7,189

Denominator:
Weighted-average common shares outstanding	13,641	82,232
Less weighted-average common shares outstanding subject to repurchase	(1,064)	(224)

Weighted-average shares, basic	12,577	82,008

Dilution due to stock options, common stock warrant, restricted stock awards and restricted stock units	—	21,446

Weighted-average shares, diluted	12,577	103,454

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net (loss) income per share (in thousands):

	Three Months Ended September 30,
	2010	2011
Convertible preferred stock	52,489	—
Stock options	9,182	3,803
Common stock subject to repurchase	899	—
Preferred stock warrant	56	—

Total	62,626	3,803

Recently Issued and Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This guidance is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company plans to early adopt this guidance. The adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$3,795	$—	$—	$3,795
Money market funds	215,809	—	—	215,809

Total cash and cash equivalents	$219,604	$—	$—	$219,604

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$8,015	$—	$—	$8,015
Money market funds	193,860	—	—	193,860

Total cash and cash equivalents	$201,875	$—	$—	$201,875

Gross realized gains and gross realized losses resulting from the sale of available-for-sale securities were not material for all periods presented in the condensed consolidated statement of operations.

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2011	September 30, 2011
Raw materials	$16,108	$40,807
Work in progress	2,346	14,767
Finished goods	17,168	15,968

	$35,622	$71,542

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2011	September 30, 2011
Computer equipment	$8,136	$9,760
Software	1,046	1,068
Machinery and equipment	1,991	2,060
Furniture and fixtures	2,092	2,266
Leasehold improvements	5,268	5,629
Construction in progress	—	985

	18,533	21,768
Less accumulated depreciation and amortization	(4,790)	(4,809)

	$13,743	$16,959

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2011	September 30, 2011
Accrued compensation	$10,118	$8,270
Common stock repurchase derivative liability	1,137	376
Accrued professional costs	548	1,376
Accrued warranty expense	666	1,187
Accrued income taxes	115	1,015
Accrued other liabilities	2,459	3,936

	$15,043	$16,160

Long-term Other Liabilities

Long-term other liabilities consisted of the following (in thousands):

	June 30, 2011	September 30, 2011
Long-term deferred tax liability	$615	$615
Long-term deferred rent	5,847	5,595
Long-term other liabilities	6	—

	$6,468	$6,210

3. Fair Value Measurements

Assets and Common Stock Repurchase Derivative Liability Measured and Recorded at Fair Value on a Recurring Basis

The Company measures and records certain financial assets and liabilities at fair value on a recurring basis. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and a common stock repurchase derivative liability. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company classifies its money market funds as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The Company utilized a Monte Carlo model to determine the fair value of the common stock repurchase derivative liability. Certain inputs used in the models are unobservable. The fair values could change significantly based on future market conditions.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The fair value of the Company’s money market funds and the common stock repurchase derivative liability is as follows (in thousands):

	Fair Value Measurements at June 30, 2011
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$215,809	$—	$—	$215,809
Accrued and other liabilities:
Common stock repurchase derivative liability	$—	$—	$1,137	$1,137

	Fair Value Measurements at September 30, 2011
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$193,860	$—	$—	$193,860
Accrued and other liabilities:
Common stock repurchase derivative liability	$—	$—	$376	$376

The following table summarizes the change in the value of the common stock repurchase derivative liability during the three months ended September 30, 2011 (in thousands):

Balance at beginning of period	$1,137
Change in fair value included in other income	(761)

Balance at end of period	$376

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, notes payable and other liabilities approximate their fair values due to their short maturities.

4. Acquisitions

On August 11, 2011, the Company acquired 100% of the stock of IO Turbine, Inc. (“IO Turbine”) pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) dated August 4, 2011. IO Turbine is a provider of caching solutions for virtual environments, based in San Jose, California. Accordingly, the assets, liabilities and operating results of IO Turbine are reflected in the Company’s consolidated financial statements from the date of acquisition. The fair value of the aggregate purchase price was approximately $65,568,000, which consisted of (1) cash of approximately $21,199,000, (2) approximately $43,485,000 in common stock valued at $28.40 per share, the closing sale price of the Company’s common stock on the closing date of the acquisition, and (3) approximately $884,000 in assumed stock options attributable to pre-acquisition service. In addition, subsequent to the acquisition, the Company will recognize up to approximately $26,421,000 of stock-based compensation expense related to the fair value of assumed restricted stock awards (RSAs) and stock options, of which approximately $3,795,000 was expensed immediately in connection with the acceleration of vesting of certain restricted stock awards and the remainder will be recognized over the underlying future service period of the assumed stock awards and stock options. At the time of acquisition, stockholders of IO Turbine RSAs had the option to receive cash and/or shares of the Company’s common stock for their unvested RSAs based on a fixed value determined at the acquisition date. As a result, the Company: (1) issued approximately 414,000 shares of its common stock that remain subject to forfeiture based on the original vesting schedule applicable to such awards and (2) will pay up to approximately $4,631,000 in cash in accordance with the original vesting schedule applicable to such awards.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The fair value of the assumed options was estimated using the Black-Scholes-Merton option pricing model with market assumptions. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed, can materially affect fair value estimates. The more significant assumptions used in estimating the fair value of these stock options include expected volatility of 60%, expected option term of between 5.2 years and 5.9 years and a risk-free interest rate of 2.0%.

Approximately $3,628,000 of cash and 278,974 shares of common stock were deposited in escrow and held as partial security for indemnification obligations of the IO Turbine stockholders pursuant to the Merger Agreement.

Preliminary purchase price allocation

The total purchase price for IO Turbine was allocated to the preliminary net tangible and intangible assets based upon their preliminary fair values as set forth below. The acquisition of IO Turbine is a key part of the Company’s strategy to enable enterprise customers to increase the utilization, performance and efficiency of their datacenter resources and extract greater value from their information assets. These factors contributed to a purchase price in excess of the fair value of the IO Turbine net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction. The excess of the purchase price over the preliminary net tangible assets and preliminary intangible asset was recorded as goodwill.

The Company’s preliminary purchase price allocation for IO Turbine was as follows (in thousands):

Total current assets	$3,669
Property and equipment, net	224
Other assets	6

Total assets	3,899
Accounts payable	(706)
Accrued and other current liabilities	(120)

Total current liabilities	(826)

Net acquired tangible assets	$3,073
Developed technology	10,500
Goodwill	54,777
Deferred income tax liability	(2,782)

Total fair value of purchase price	$65,568

The preliminary allocation of the purchase price is subject to potential adjustments primarily related to working capital balances and the assessment of tax-related matters that may arise in the future and could have a material impact on the condensed consolidated financial statements. The Company expects the allocation of the purchase price to be final in the first quarter of fiscal 2013.

Since the date of acquisition through September 30, 2011, operating expenses associated with IO Turbine were approximately $6,443,000, of which approximately $5,261,000 related to stock-based compensation expense.

Acquisition related expenses

Acquisition related expenses totaled approximately $1,320,000 and are recorded in general and administrative expenses for the three months ended September 30, 2011. Of the total acquisition related expenses, $450,000 related to a prepaid royalty fee, paid by the Company to IO Turbine in fiscal 2011, which was expensed by the Company due to the elimination of the pre-existing relationship with IO Turbine.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Unaudited pro forma financial information

The following unaudited pro forma financial information is based on the combined historical financial statements of the Company and IO Turbine after giving effect to the Company’s acquisition of IO Turbine as of July 1, 2010 and includes pro forma adjustments related to the amortization of acquired intangible assets, stock-based compensation expense and depreciation expense (in thousands, except per share data):

	Three Months Ended September 30,
	2010	2011
Revenue	$27,046	$74,385
Net (loss) income from operations	(8,970)	412
Net (loss) income	(8,995)	2,934
Net (loss) income per share, basic	$(0.63)	$0.04
Net (loss) income per share, diluted	$(0.63)	$0.03

The amounts in the table above do not include non-recurring expense of approximately $3,795,000 related to the acceleration of vesting on certain stock-based awards that was recorded by the Company as stock-based compensation expense in the three months ended September 30, 2011.

5. Goodwill and Intangible Assets:

The following is a summary of the change in goodwill from June 30, 2011 through September 30, 2011 (in thousands):

Total
Balance as of June 30, 2011	$—
Current period acquisitions	54,777

Balance as of September 30, 2011	$54,777

The Company’s goodwill is not deductible for income tax purposes.

The Company’s intangible assets and related accumulated amortization consisted of the following as of September 30, 2011 (in thousands):

	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
Developed technology	4 years	$10,500	$(365)	$10,135

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Amortization expense related to intangible assets for the three months ended September 30, 2010 and 2011, was $0 and $365,000, respectively. Estimated amortization expense in future periods through 2016 for intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amount
Remaining 2012	1,969
2013	2,625
2014	2,625
2015	2,625
2016	291

$10,135

6. Long-term Obligations

Loan and Security Agreement

In September 2010, the Company amended and restated its loan and security agreement (the “Revolving Line of Credit”) with a financial institution. The Revolving Line of Credit allows the Company to borrow up to a limit of $25,000,000 with a sublimit of $6,000,000 for letters of credit, certain cash management services and foreign exchange forward contracts. The total balance of letters of credit outstanding at September 30, 2011 was $3,183,000, which reduces the amount the Company has available to borrow under the Revolving Line of Credit. Borrowings under the Revolving Line of Credit accrue interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the prime rate as published in the Wall Street Journal. An unused commitment fee equal to 0.375% of the difference between the $25,000,000 limit and the average daily balance of borrowings outstanding each quarter is due on the last day of such quarter. The Revolving Line of Credit is secured by substantially all assets of the Company. The Company can make advances against the Revolving Line of Credit until its maturity date in September 2012, at which time all unpaid principal and interest shall be due and payable.

In August 2011, the Company entered into an amendment to the Revolving Line of Credit with a financial institution which provided for the consent of the financial institution with respect to the acquisition described above and certain amendments to provide the Company with further flexibility to consummate mergers and acquisitions permitted under the Revolving Line of Credit.

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

As of September 30, 2011, no borrowings were outstanding under this Revolving Line of Credit and the Company was in compliance with all covenants.

7. Income Taxes

In order to determine the quarterly provision for income taxes, the Company considers the estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, and also the current income taxes based on actual quarterly income. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Income tax (expense) benefit for the three months ended September 30, 2010 and September 30, 2011 was $(19,000) and $1,726,000, respectively, or approximately 0.33% and 31.6% of (loss) income before income taxes. The Company received a tax benefit for the three months ended September 30, 2011 as a result of a valuation allowance reversal related to deferred tax liabilities generated from the acquisition of IO Turbine. The effective tax rate for the three months ended September 30, 2011 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, incentive stock options, and the reversal of a portion of the valuation allowance.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state or foreign tax returns are not currently under examination.

The Company is subject to income taxes in various U.S. and foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. During the three months ended September 30, 2011, the aggregate change in the total gross amount of unrecognized tax benefits was as follows (in thousands):

Balance as of June 30, 2011	$835
Increase in unrecognized tax benefits	83

Balance at September 30, 2011	$918

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is zero due to a full valuation allowance against the Company’s net deferred tax assets. The Company does not anticipate any significant change of its uncertain tax positions within fiscal year 2012, and the Company does not anticipate any events which could cause a change to these uncertainties.

8. Stockholders’ Equity

Equity Incentive Plans

Stock option activity for the three months ended September 30, 2011 was as follows:

	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding as of June 30, 2011	24,727,931	$2.31
Granted	1,956,000	19.60
Assumed in connection with the acquisition of IO Turbine	264,792	1.24
Exercised	(80,102)	0.86
Canceled	(146,237)	5.07

Outstanding as of September 30, 2011	26,722,384	$3.55	8.5	$412,774

Vested and expected to vest as of September 30, 2011	22,272,889	$3.04	8.3	$355,383

Vested and exercisable as of September 30, 2011	8,962,072	$0.92	7.7	$162,042

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(1)	The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of September 30, 2011.

Employee Stock Options

Additional per share information related to stock options granted to employees was as follows:

	Three Months Ended September 30,
	2010	2011
Weighted-average grant date fair value — granted	$1.66	$10.86
Weighted-average grant date fair value — assumed in connection with the acquisition of IO Turbine	—	27.31
Weighted-average grant date fair value — forfeited	1.34	9.08

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2011 was approximately $2,086,000, which was equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of exercise.

The Company recorded stock-based compensation expense related to employee stock options of approximately $670,000 and $2,443,000 for the three months ended September 30, 2010 and 2011, respectively. As of September 30, 2011, there was approximately $58,704,000 of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 3.2 years.

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

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to employee stock options:

	Three Months Ended September 30,
	2010	2011
Expected volatility	48.7%	59.1 - 59.9%
Expected term (in years)	5.2 - 6.1	5.2 - 6.6
Risk-free interest rate	1.9 - 2.2%	1.2 - 2.0%
Expected dividends	—	—

Non-employee Stock Options

The Company from time to time grants options to purchase common stock to non-employees for advisory and consulting services. The Company estimates the fair value of these stock options using the Black-Scholes-Merton option pricing formula at each balance sheet date and records expense ratably over the vesting period of each stock option award. The Company recorded stock-based compensation expense related to these non-employee stock options of approximately $72,000 and $1,742,000 for the three months ended September 30, 2010 and 2011, respectively.

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to non-employee stock options:

	Three Months Ended September 30,
	2010	2011
Expected volatility	48.7%	59.7 - 61.9%
Expected term (in years)	10.0	7.1 - 9.7
Risk-free interest rate	2.8 - 3.0%	1.9 - 2.4%
Expected dividends	—	—

Restricted Stock Units and Restricted Stock Awards

The following table summarizes activity during the three months ended September 30, 2011 related to restricted stock units (“RSUs”) and RSAs:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested RSUs and RSAs at June 30, 2011	—	$—
Granted	453,673	23.88
Assumed in connection with the acquisition of IO Turbine	916,202	28.40
Vested	(17,725)	28.40
Accelerated vesting in connection with the acquisition of IO Turbine	(502,514)	28.40
Forfeited	(7,775)	28.40

Unvested RSUs and RSAs at September 30, 2011	841,861	25.97

During the three months ended September 30, 2010 and 2011, the Company recorded stock-based compensation expense related to RSUs and RSAs of approximately $150,000 and $5,270,000, respectively. Of the stock-based compensation expense recognized during the three months ended September 30, 2011, approximately $3,795,000 was due to accelerated vesting of certain RSAs assumed in connection with the IO

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Turbine acquisition, of which, approximately $793,000 related to awards that were settled in cash at the time of acquisition. At September 30, 2011, there was approximately $20,637,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan

The Company recorded stock-based compensation expense related to the employee stock purchase plan (“ESPP”) of approximately $321,000 for the three months ended September 30, 2011. At September 30, 2011, a total of 500,000 shares of common stock were reserved for future issuance under this plan.

Stock-based Compensation Expense

Total stock-based compensation expense was classified as follows in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,
	2010	2011
Cost of revenue	$3	$27
Sales and marketing	254	1,103
Research and development	199	1,619
General and administrative	437	7,027

Total stock-based compensation	$893	$9,776

Issuance of Common Stock

In conjunction with the acquisition of IO Turbine in August 2011, the Company issued an aggregate of 1,633,315 shares of common stock to former IO Turbine stockholders.

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

The terms of the repurchase transaction for 150,000 of such shares requires the Company to pay additional consideration to one of the stockholders if a liquidity event occurs at any time prior to May 2, 2012 in which the price per share of the Company’s common stock is greater than $15.00. For this purpose, a liquidity event is defined as either a change of control or sale of substantially all of the assets of the Company or the initial public offering of common stock of the Company, or IPO. The amount of the additional per share consideration payable would be equal to half the difference between the applicable liquidity event price per share and $15.00. The liquidity event price per share is the closing per share sale price as of the first trading day following the December 5, 2011 expiration date of the lock-up period described in the underwriting section of the Company’s Form S-1 registration statement. Such consideration shall be payable three business days following the final determination of the amount of such payment. As this transaction will be settled with a cash

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

payment and the amount of settlement is indexed to the Company’s common stock price per share, this transaction was accounted for as a derivative instrument in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, and was recorded at fair value (approximately $1,137,000 as of June 30, 2011 and approximately $376,000 as of September 30, 2011) on the condensed consolidated balance sheets in accrued and other liabilities. The derivative agreement does not meet the hedge criteria and the Company recorded the change in fair value of the derivative of approximately $761,000 as other income in the condensed consolidated statement of operations for the three months ended September 30, 2011.

9. Commitments and Contingencies

Letters of Credit

As of June 30, 2011 and September 30, 2011, the Company had a total of $3,349,000 and $3,183,000, respectively, in letters of credit outstanding with a financial institution. These outstanding letters of credit have been issued for purposes of securing the Company’s obligations under equipment and facility leases.

Purchase Commitments

The Company had non-cancelable purchase orders for raw materials inventory of approximately $1,495,000 and $5,919,000 as of June 30, 2011 and September 30, 2011, respectively.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2011 and September 30, 2011.

Many of the Company’s agreements with channel partners and customers generally include certain provisions for indemnifying the channel partners and customers against liabilities if the Company’s products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnification provisions and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements.

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

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Related Party Transactions

In May 2008, the Company issued 1,829,825 shares of Series A convertible preferred stock to an investor for a total purchase price of $2,000,000. The shares of Series A convertible preferred stock were converted to shares of common stock in conjunction with the Company’s IPO in June 2011. The parent company of this investor is a customer of the Company. The Company recognized revenue from this customer of $33,000, and $4,863,000 for the three months ended September 30, 2010 and 2011, respectively. The accounts receivable balance from this customer was $2,189,000 and $3,104,000 as of June 30, 2011 and September 30, 2011, respectively.

Immediately prior to the acquisition of IO Turbine, Lightspeed Venture Partners, a venture capital firm, through certain of its related funds (including Lightspeed Venture Partners VIII L.P. and Lightspeed Venture Partners VII, L.P.) owned over 10% of the Company’s outstanding capital stock and over 25% of IO Turbine’s capital stock. Christopher J. Schaepe, a member of our board of directors, is a founding managing director of Lightspeed. In connection with the acquisition, Lightspeed received 744,866 shares of the Company’s common stock, prior to adjusting for escrowed shares.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements include, but are not limited to, statements concerning our possible or assumed future results of operations, business strategies, financing plans, technological leadership, market opportunity, expectations regarding product acceptance, ability to innovate new products and bring them to market in a timely manner, ability to successfully increase sales of our software offerings as part of our overall sales strategy, competitive position and the effects of competition, industry environment, potential growth opportunities, ability to expand internationally, the impact of quarterly fluctuations of revenue and operating results, expectations concerning relationships with third parties, including channel partners, key customers and original equipment manufacturers, or OEMs, levels of capital expenditures, future capital requirements and availability to fund operations and growth, the adequacy of facilities, impact of our recent acquisition of IO Turbine, Inc., the adequacy of our intellectual property, intellectual property claims, the sufficiency of our issued patents and patent applications to property our intellectual property, the effects of a natural disaster on us or our suppliers, our ability to resell inventory that we cannot use in our products due to obsolescence, our OEM’s continuing to design our products into their products, and the importance of software innovation. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in our Annual Report on Form 10-K for the year ended June 30, 2011, Part I, Item 1A, “Risk Factors,” as well as those discussed elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements.

We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes included in this Quarterly Report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2011.

Overview

We have pioneered a next generation storage memory platform for data decentralization. Our data decentralization platform includes our second generation ioMemory hardware, VSL virtualization software, ioTurbine virtualization caching software, directCache automated data-tiering software and ioSphere platform management software.

We were incorporated in December 2005, and we initially focused on the engineering and development of our platform. We have experienced significant growth with revenue of $27.0 million and $74.4 million in the three months ended September 30, 2010 and 2011, respectively. Our headcount increased from 305 employees as of September 30, 2010 to 499 employees as of September 30, 2011.

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

Large purchases by a limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Three customers accounted for 90% and 77% of our revenue for the three months ended September 30, 2010 and 2011, respectively. We expect that sales to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future.

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

We believe that extending our platform differentiation through software innovation will be critical to achieving broader market acceptance and maintaining or increasing our gross margins. In this regard, we developed our directCache data-tiering software and ioSphere platform management software for incorporation into our solutions and intend to continue to add software functionality to differentiate our products. We announced the next generation VSL 3.0 virtualization software subsystem, for our next generation hardware platform. We also recently acquired IO Turbine, Inc., which provides us virtualization software solutions that will enable us to accelerate our platform into the virtualized server and desktop markets. We are devoting the majority of our research and development resources to software development, and if we are unable to successfully develop or acquire, and then market and sell additional software functionality, our ability to increase our revenue and gross margins could be adversely affected.

Our ioMemory forms the basis of our hardware offering and is designed as a portfolio of upgradeable modules, enabling faster time-to-market and increased extensibility. ioMemory provides server-based storage memory, integrates our proprietary field programmable data-path controller and connects a large array of non-volatile memory. Our recently announced second generation ioMemory technology supports the latest NAND technologies, significantly increases performance and capacity, improves reliability and can be aggregated to build storage systems of varying capacity, performance and form factors. At the heart of the ioMemory hardware is our proprietary data-path controller. It connects a large array of non-volatile memory chips natively to the server’s PCI-Express 1.0 or 2.0 peripheral bus, and addresses the reliability issues of non-volatile memory with our Adaptive Flashback Protection advanced chip-level fault tolerance technology, which is capable of restoring, correcting and resurrecting lost data in the Flash-based storage sub-system.

Our portfolio of storage memory products incorporates our ioMemory hardware modules and related VSL and caching software into our family of ioDrive and recently announced ioDrive2 and ioCache enterprise grade products. Our ioDrive, ioDrive2 and ioCache products work in conjunction or are integrated with our ioTurbine virtualization caching software, directCache data-tiering software and ioSphere management system software.

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

Recent Developments

On August 11, 2011, we acquired IO Turbine, Inc., or IO Turbine, a provider of caching solutions for virtual environments, based in San Jose, California. The acquisition of IO Turbine is a key part of our strategy to enable enterprise customers to increase the utilization, performance and efficiency of their datacenter resources and extract greater value from their information assets. The aggregate consideration in the acquisition for all of IO Turbine’s outstanding securities on a fully diluted basis was approximately $65.6 million, which consisted of (1) cash, (2) shares of our common stock valued at $28.40 per share, the closing sale price of our common stock on the closing date of the acquisition, and (3) the fair value (approximately $0.9 million) of assumed stock options and restricted stock awards attributable to pre-acquisition service. In addition, subsequent to the acquisition we will recognize up to approximately $26.4 million of stock-based compensation expense related to the fair value of assumed restricted stock awards and stock options, of which approximately $3.8 million was expensed immediately in connection with the acceleration of vesting of certain restricted stock awards and the remainder will be recognized over the underlying future service period of the assumed stock awards and stock options. The assets, liabilities and operating results of IO Turbine are reflected in our consolidated financial statements from the date of acquisition. Approximately $3.6 million of cash and 278,974 shares were deposited in escrow and held as partial security for indemnification obligations of the IO Turbine stockholders pursuant to the merger agreement.

Components of Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our storage memory products and support services. We sell our storage memory platform through our global direct sales force, OEMs and other channel partners. We provide our support services pursuant to support contracts, which involve hardware support, software support and software upgrades on a when-and-if available basis, and typically have a one-year term. Revenue from support services represented less than $1.0 million for the three months ended September 30, 2010 and approximately $2.1 million for the three months ended September 30, 2011.

Cost of Revenue

Cost of revenue consists primarily of material costs including amounts paid to our suppliers and contract manufacturers for hardware components and assembly of those components into our products. The largest portion of our cost of revenue consists of the cost of non-volatile memory components. Given the commodity nature of memory components, neither we nor our contract manufacturers enter into long-term supply contracts for our product components, which can cause our cost of revenue to fluctuate. Cost of revenue is recorded when the related product revenue is recognized. Cost of revenue also includes costs related to product configuration, product lifecycle, component availability, component allocation, allocated personnel expenses related to customer support, warranty costs, costs of shipping, and carrying value adjustments recorded for excess and obsolete inventory.

Operating Expenses

The largest component of our operating expenses is personnel costs, consisting of salaries, benefits and incentive compensation for our employees, which includes stock-based compensation. Our headcount increased 194 employees from 305 employees as of September 30, 2010 to 499 employees as of September 30, 2011. As a result, operating expenses have increased significantly over these periods.

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

Other income (expense), net

Other income (expense), net consists of changes in the fair value of a derivative related to a repurchase of our common stock, interest expense, interest income, realized gains and losses from investments and transactional foreign currency gains and losses.

Trends in Our Business

Gross Margin

We anticipate a significant decrease in our gross margin in the three months ended December 31, 2011, primarily due to higher raw material costs associated to the early stage of the ioDrive2 product lifecycle and also related to product mix. In future periods, we expect gross margins to improve due to lower raw material costs and more normalized product mix.

Sales and Marketing

We plan to continue to invest heavily in sales by increasing our sales headcount. Our sales personnel are typically not immediately productive and therefore the increase in sales and marketing expense we incur when we add new sales representatives is not immediately offset by increased revenue and may not result in increased revenue over the long-term. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue could therefore affect our future period-to-period financial performance. We expect that sales and marketing expenses will continue to increase in absolute dollars and may fluctuate as a percentage of revenue as we expect to continue hiring.

Research and Development

We expect to continue to devote substantial resources to the development of our products including the development of new products. We believe that these investments are necessary to maintain and improve our competitive position. We expect that our research and development expenses will continue to increase in absolute dollars as we continue to invest in additional engineering personnel and infrastructure required to support the development of new products and to enhance existing products. In addition, research and development expense will increase due to the amortization expense related to an intangible asset acquired in the IO Turbine acquisition.

General and Administrative

While we expect personnel costs, including stock-based compensation expense for employees and non-employees, to be the primary component of general and administrative expenses, we also expect to continue to incur significant incremental legal and accounting costs related to compliance with rules and regulations implemented by the SEC, as well as additional insurance, investor relations and other costs associated with being a public company. We expect that general and administrative expenses will continue to increase in absolute dollars and as a percentage of revenue primarily due to stock-based compensation related to the IO Turbine acquisition.

Results of Operations

Revenue

The following table presents our revenue for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2010	2011	$	%
Revenue	$27,046	$74,385	$47,339	175%

Revenue increased $47.3 million from the three months ended September 30, 2010 compared to the three months ended September 30, 2011, primarily due to the increase in the overall volume of our products shipped.

Three customers accounted for 90% and 77% of our revenue for the three months ended September 30, 2010 and 2011, respectively. Revenue from customers with a ship-to location in the United States accounted for 81% and 71% of revenue for the three months ended September 30, 2010 and 2011, respectively.

Cost of Revenue and Gross Margin

The following table presents our cost of revenue and gross margin for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2010	2011	$	%
Cost of revenue	$15,412	$27,354	$11,942	77%
Gross profit	11,634	47,031	35,397	304%
Gross margin	43%	63%

Cost of revenue increased $11.9 million and gross profit increased $35.4 million from the three months ended September 30, 2010 compared to the three months ended September 30, 2011, primarily due to the increase in volume of product shipped. Gross margin increased due to product mix, favorable pricing of NAND as we were in the later stage of the ioDrive product lifecycle which enabled us to qualify multiple suppliers of NAND flash and efficiencies resulting from economies of scale as our revenue has increased.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2010	2011	$	%
Sales and marketing	$9,109	$17,477	$8,368	92%

Sales and marketing expenses increased $8.4 million from the three months ended September 30, 2010 compared to the three months ended September 30, 2011, primarily due to an increase in the number of sales and marketing employees, from 149 as of September 30, 2010 to 259 as of September 30, 2011. This resulted in a $6.3 million increase in personnel-related costs, including a $1.7 million increase in commission expense. The increase was also due to a $0.6 million increase in travel-related costs, a $0.4 million increase in marketing program costs and a $0.2 million increase in product demonstration expenses.

Research and Development

The following table presents our research and development expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2010	2011	$	%
Research and development	$4,820	$11,152	$6,332	131%

Research and development expenses increased $6.3 million from the three months ended September 30, 2010 compared to the three months ended September 30, 2011, primarily due to an increase in the number of research and development employees, from 106 as of September 30, 2010 to 179 as of September 30, 2011. This resulted in a $4.0 million increase in personnel-related costs. The increase was also due to a $1.3 million increase in manufacturing costs for new product prototypes, a $0.4 million increase in amortization expense for an intangible asset for developed technology acquired in the IO Turbine acquisition, and a $0.2 million increase in allocated rent and facilities expenses.

General and Administrative

The following table presents our general and administrative expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2010	2011	$	%
General and administrative	$3,450	$13,737	$10,287	298%

General and administrative expenses increased $10.3 million from the three months ended September 30, 2010 compared to the three months ended September 30, 2011, primarily due an increase in stock-based compensation of $6.6 million, of which $3.8 million related to the acceleration of vesting of certain restricted stock awards assumed in connection with the acquisition of IO Turbine. In addition, the increase is due to growth in the number of general and administrative employees, from 50 as of September 30, 2010 to 61 as of September 30, 2011. These increases contributed to a $7.2 million increase in personnel-related costs. The majority of the remaining increase was due to a $1.3 million increase in acquisition related costs due the acquisition of IO Turbine, a $0.5 million increase in depreciation expense and a $0.4 million increase in other professional accounting and legal services.

Other Income (Expense), net

The following table presents our other income (expense), net for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2010	2011	$	%
Other income (expense), net	$(7)	$798	$805	115%

Other income (expense), net increased $0.8 million from the three months ended September 30, 2010 compared to the three months ended September 30, 2011, primarily due to a $0.8 million decrease in the fair value of a common stock repurchase derivative liability.

Income Tax (Expense) Benefit

The following table presents our income tax (expense) benefit for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2010	2011	$	%
Income tax (expense) benefit	$(19)	$1,726	$1,745	9,184%

Income tax (expense) benefit changed by $1.7 million from the three months ended September 30, 2010 compared to the three months ended September 30, 2011, primarily due to a tax benefit we received for the three months ended September 30, 2011 as a result of a partial reversal of the valuation allowance against our deferred tax assets as a result of a deferred tax liability recognized in connection with the acquisition of IO Turbine.

Financial Position, Liquidity and Capital Resources

Primary Sources Of Liquidity

As of September 30, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $201.9 million, accounts receivable of $33.7 million and amounts available under our revolving line of credit of approximately $21.8 million. In June 2011, we completed an initial public offering of our common stock, or IPO, in which we sold and issued 12,600,607 shares and received proceeds of approximately $218.9 million, net of approximately $3.8 million in offering costs. We had working capital of $261.7 million as of September 30, 2011.

In August 2011, we used approximately $17.6 million (net of cash acquired) of the net IPO proceeds to purchase IO Turbine. We anticipate using the remaining net proceeds from the IPO for working capital and general corporate purposes, including expansion of our sales organization, further development and expansion of our product offerings and possible acquisitions of, or investments in, businesses, technologies or other assets. We have no present understandings, commitments or agreements to enter into any acquisitions or investments. Our excess cash is primarily invested in money market funds.

Historically, our primary sources of liquidity have been from customer payments for our products and services, the issuance of common and convertible preferred stock and convertible notes and proceeds from our revolving line of credit.

Cash Flow Analysis

	Three Months Ended September 30,
	2010	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$(20,071)	$3,094
Investing activities	11,330	(21,799)
Financing activities	8,661	1,042

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases and payments for operating expenses.

Our net cash provided by operating activities for the three months ended September 30, 2011 was $3.1 million. During this period, cash collected from our customers slightly exceeded our operating cash outflows, which consisted primarily of purchases of inventory and personnel-related costs.

Our net cash used in operating activities for the three months ended September 30, 2010 was $20.1 million and was primarily due to an increase in our inventory balance during the same period of $5.9 million as a result of the increasing demand for our products and other changes to working capital. Our net loss for the three months ended September 30, 2010 was $5.8 million. We also had headcount increases in all areas of our business from 262 employees as of June 30, 2010 to 305 employees as of September 30, 2010. Significant non-cash expenses included in net loss were stock-based compensation of $0.9 million and depreciation and amortization expense of $0.6 million.

Investing Activities

Cash flows from investing activities primarily relate to purchases of computer equipment, leasehold improvements and machinery and equipment to support our growth. Investing activities also includes purchases, sales and maturities of our short-term investments in available-for-sale securities in 2010 and in 2011, the acquisition of IO Turbine.

During the three months ended September 30, 2011, our net cash used in investing activities was $21.8 million and was primarily due to cash paid for the acquisition of IO Turbine, net of cash acquired, of $17.6 million and purchases of property and equipment of $4.2 million.

During the three months ended September 30, 2010, our net cash provided by investing activities was $11.3 million, including $12.0 million in proceeds from the sale of short-term investments offset by $0.6 million for purchases of property and equipment.

Financing Activities

Cash flows from financing activities in 2011 primarily relate to proceeds from the employee stock purchase plan and the exercise of stock options offset by repayments of debt and capital lease obligations and, in 2010, proceeds from a loan from a financial institution.

We generated $1.0 million of net cash from financing activities for the three months ended September 30, 2011, primarily due to $1.1 million in net proceeds from our employee stock purchase plan and exercise of options offset by the repayment of $0.1 million of capital lease obligations.

We generated $8.7 million in net cash from financing activities for the three months ended September 30, 2010, including $8.0 million of net proceeds from a loan from a financial institution and a $0.7 million change in restricted cash.

Revolving Line of Credit

In September 2010, we amended and restated our loan and security agreement with a financial institution. The Revolving Line of Credit allows us to borrow up to a limit of $25.0 million with a sublimit of $6.0 for letters of credit, certain cash management services and foreign exchange forward contracts. The total balance of letters of credit outstanding at September 30, 2011 was approximately $3.2 million, which reduces the amount we have available to borrow under the Revolving Line of Credit. Borrowings under the Revolving Line of Credit accrue interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the prime rate as published in the Wall Street Journal. An unused commitment fee equal to 0.375% of the difference between the $25.0 million limit and the average daily balance of borrowings outstanding each quarter is due on the last day of such quarter. The Revolving Line of Credit is secured by substantially all our assets. We can make advances against the Revolving Line of Credit until its maturity date in September 2012, at which time all unpaid principal and interest shall be due and payable.

In August 2011, we entered into an amendment to the Revolving Line of Credit with a financial institution which provides for the consent of the financial institution with respect to the acquisition described above and certain amendments to provide us with further flexibility to consummate mergers and acquisitions permitted under the agreement.

Under the terms of the Revolving Line of Credit, we are required to maintain the following minimum financial covenants on a consolidated basis:

•	A ratio of current assets to current liabilities plus, without duplication, any of our obligations to the financial institution, of at least 1.25 to 1.00.

•

A tangible net worth of at least $25.0 million, plus 25% of the net proceeds received by us from the sale or issuance of the Company’s equity or subordinated debt, such increase to be measured as of the last day of the quarter in which the Company received such proceeds.

As of September 30, 2011, no borrowings were outstanding under this Revolving Line of Credit and we were in compliance with all covenants.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

We had non-cancelable purchase orders for raw materials inventory of approximately $1.5 million and $5.9 million as of June 30, 2011 and September 30, 2011, respectively. There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since June 30, 2011. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of September 30, 2011 or June 30, 2011.

Indemnification

We agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and could enable us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2011.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances at the time made, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, business combinations and impairment of long-lived and intangible assets including goodwill, inventory valuation, warranty liability and income taxes have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see note 1 of the consolidated financial statements in the 2011 Annual Report filed on September 2, 2011.

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

In October 2009, the Financial Accounting Standards Board, or FASB, amended the accounting standards for multiple-element revenue arrangements. One of the new standards amends previously issued guidance to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue recognition rules. The other new standard related to multiple-element arrangements changed the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable using the relative selling price of each element. We early adopted these accounting standards effective as of the beginning of fiscal year 2010.

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

Business Combinations and Impairment of Long-lived and Intangible Assets, Including Goodwill

When we acquire businesses, we allocate the fair value of the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired company and our understanding of the future projections. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Periodically we assess potential impairment of our long-lived assets, which include property, equipment and acquired intangible assets. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business strategy and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. We recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. We amortize intangible assets on a straight-line basis over their estimated useful lives.

We test goodwill for impairment annually as of April 1, or whenever events or changes in circumstances indicate that goodwill may be impaired. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value.

Stock-Based Compensation

Under ASC 718, stock-based compensation cost for each award is estimated at the grant date based on the award’s fair value as calculated by an option-pricing model and is recognized as expense over the requisite service period. We use the Black-Scholes-Merton option-pricing model which requires various highly judgmental assumptions including the estimated fair value of our common stock, volatility over the expected life of the option, stock option exercise and cancellation behaviors, risk-free interest rate and expected dividends. We estimated the fair value of each employee option granted and assumed through the IO Turbine acquisition using the following assumptions for the periods presented in the table below.

	Three Months Ended September 30,
	2011	2012
Expected volatility	48.7%	59.1 - 59.9%
Expected term (in years)	5.2 - 6.1	5.2 - 6.6
Risk-free interest rate	1.9-2.2%	1.2 – 2.0%
Expected dividends	—	—

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

We provide reserves as necessary for uncertain tax positions taken on our tax filings. First, we determine if the weight of available evidence indicates that a tax position is more-likely-than-not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Second, based on the largest amount of benefit, which is more-likely-than-not to be realized on ultimate settlement we recognize any such differences as a liability. Because of our full valuation allowance against the net deferred tax assets, any change in our uncertain tax positions would generally not impact our effective tax rate.

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

As of September 30, 2011, we had federal and state net operating loss carryforwards of $24.2 million and $38.9 million, respectively, and federal and state research and development tax credit carryforwards in the amount of $2.9 million and $1.2 million, respectively. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. A limited amount of these carryforwards will be subject to annual limitations that may result in their expiration before some portion of them has been fully utilized.

Recently Issued and Adopted Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 – Description of Business and Summary of Significant Accounting Policies in the notes to condensed consolidated financial statements.

Segments

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. We have concluded that we operate in one business segment, which is the development, marketing and sale of storage memory platforms. Substantially, all of our revenue for all periods presented in the accompanying condensed consolidated statements of operations has been from sales of the ioDrive product line and related customer support services.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 10 — Related Party Transactions in the notes to condensed consolidated financial statements.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. Although our international operations are currently immaterial compared to our operations in the United States, we expect to continue to expand our international operations which will increase our potential exposure to fluctuations in foreign currencies. Our exposures are to fluctuations in exchange rates primarily for the U.S. dollar versus the euro and the British pound. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of September 30, 2011, we had approximately $0.5 million of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses. Through September 30, 2011, all of our sales were billed in U.S. dollars and therefore not subject to direct foreign currency risk.

Part I. Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Item 1. Legal Proceedings

On May 18, 2011, Internet Machines LLC filed a lawsuit in U.S. District Court for the Eastern District of Texas against us and 20 other companies. The complaint alleges that our products infringe U.S. Patent Nos. 7,454,552; 7,421,532; 7,814,259; and 7,945,722. On August 26, 2011, Internet Machines amended its prior complaint filed in U.S. District Court for the Eastern District of Texas against PLX Technology, Inc. to add our company and several other companies as defendants. This complaint alleges that our products infringe U.S. Patent No. 7,539,190. These complaints seek both damages and a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on a PCI switch component that, while used in some of our products, is manufactured by a third-party supplier. This third-party supplier has agreed to indemnify and defend us with respect to these lawsuits.

On September 7, 2011, Solid State Storage Solutions, Inc., or S4, filed a lawsuit in U.S. District for the Eastern District of Texas against our company and eight other companies. The complaint alleges that our products infringe U.S. Patent Nos. 6,701,471; 7,234,087; 7,721,165; 6,370,059; 7,366,016; 7,746,697; 7,616,485; 6,341,085; 6,567,334; 6,347,051; 7,064,995; and 7,327,624. The complaint seeks both damages and a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on storage controllers for flash memory and in particular to storage address mapping, I/O buffering, wear leveling, and reducing read latency in relation to interfacing with flash storage media. We use a custom programmed storage controller in our products.

Based on our preliminary investigations of the patents identified in the Internet Machines and S4 complaints, we do not believe that our products infringe any valid or enforceable claim of the patents at issue in those complaints. Nevertheless, the costs associated with any actual, pending or threatened litigation could negatively impact our operating results regardless of the actual outcome. In addition, we may, from time to time, be involved in various legal proceedings arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows or financial position

Part II. Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Risks Related to Our Business and Industry

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

We were founded in December 2005 and sold our first products in April 2007. The majority of our revenue growth has occurred since the quarter ended December 31, 2009. We are still in the process of introducing central components of our software offerings and have not yet released our recently acquired ioTurbine virtualization software. In addition, our current management team has only been working together for a relatively short period of time. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described herein. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.

Our revenue growth rate in recent periods is not expected to recur in the near term and may not be indicative of our future performance.

You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods, our revenue could decline. We do not expect to achieve similar percentage revenue growth rates in future periods. We have experienced in the past, and continue to expect to experience, substantial concentrated purchases by customers to complete or upgrade large-scale datacenter deployments. Our revenue in any particular quarterly period could be disproportionately affected if this trend continues. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

We have experienced rapid growth in recent periods and we may not be able to sustain or manage any future growth effectively.

We have significantly expanded our overall business, customer base, headcount and operations since June 2010, and we anticipate that we will continue to grow our business. For example, from September 30, 2010 to September 30, 2011, our headcount increased 194 employees from 305 to 499 employees. Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth.

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

We expect that our future growth will continue to place a significant strain on our managerial, administrative, operational, financial and other resources. We will incur costs associated with this future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect or may be nonexistent. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products or enhancements to existing products and we may fail to satisfy end-users’ requirements, maintain product quality, execute on our business plan or respond to competitive pressures, each of which could adversely affect our business and operating results.

We have incurred significant net losses during our limited operating history and may not consistently achieve or maintain profitability.

Prior to the quarter ended March 31, 2011, we had incurred net losses in each quarter since our inception. We may incur losses in future periods as we continue to increase our expenses in all areas of our operations. If our revenue does not increase to offset these expected increases in operating expenses, we will not be profitable. As of September 30, 2011, we had an accumulated deficit of approximately $57.8 million.

We expect large and concentrated purchases by a limited number of customers to continue to represent a substantial majority of our revenue, and any loss or delay of expected purchases could adversely affect our operating results.

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Three customers accounted for 90% and 77% of our revenue for the three months ended September 30, 2010 and 2011, respectively.

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

We have often experienced order changes including delivery delays and fluctuations in order levels from period-to-period, and we expect to continue to experience similar delays and fluctuations in the future, which could result in fluctuations in inventory levels, cash balances and revenue.

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

The market for data storage products is highly competitive, and we expect competition to intensify in the future. Our products compete with various traditional datacenter architectures, including high performance server and storage approaches. These may include the traditional data storage providers, including storage array vendors such as EMC Corporation and Hitachi Data Systems, which typically sell centralized storage products as well as high performance storage approaches utilizing solid state drives, or SSDs, as well as vertically integrated appliance vendors such as Oracle. In addition, we may also compete with enterprise solid state disk vendors such as Huawei Technologies, Co., Intel Corp., LSI Corporation, Marvell Semiconductor, Inc., Micron Technology, Inc., Samsung Electronics, Inc., SanDisk Corp., OCZ Technology Group, Inc., Seagate Technology, STEC, Inc., Toshiba Corp. and Western Digital Corp. Our directCache data-tiering software, ioTurbine virtualization caching software and ioCache competes with products from suppliers of software-hardware cache solutions, including EMC Corporation, Adaptec, Inc., and LSI Corporation, as well as several open source software solutions and other software-based hardware cache solutions being developed by privately held companies. Although our ioSphere platform management software is specifically designed to manage solid state storage, it competes with products of developers of general-purpose distributed management and monitoring software solutions, including HP, IBM, CA, Inc. and Nagios Enterprises, LLC. A number of new, privately held companies are currently attempting to enter our market, some of which may become significant competitors in the future.

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

We rely on contract manufacturers, Alpha EMS Manufacturing Corporation and Jabil Circuit, Inc., to manufacture our products. We currently do not have any long-term manufacturing contracts with these contract manufacturers. Our reliance on these contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationship with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. We may need to increase our component purchases, contract manufacturing capacity, and internal test and quality functions if we experience increased demand. The inability of these contract manufacturers to provide us with adequate supplies of high-quality products, could cause a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.

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

As a result of these risks, we cannot assure you that we will be able to obtain enough of these key components in the future or that the cost of these components will not increase. If our supply of certain components is disrupted or delayed, or if we need to replace our existing suppliers, there can be no assurance that additional supplies or components will be available when required or that supplies will be available on terms that are favorable to us, which could extend our lead times, increase the costs of our components and materially adversely affect our business, operating results and financial condition. If we are successful in growing our business, we may not be able to continue to procure components at current prices, which would require us to enter into longer term contracts with component suppliers to obtain these components at competitive prices. This could increase our costs and decrease our gross margins, harming our operating results.

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

Third party claims that we are infringing intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be harmed.

The storage and networking industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past received and may in the future receive inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. For example, on April 22, 2011 and May 31, 2011, we received letters from Entorian Technologies, Inc. that alleged that memory stacks included in our products infringe one or more claims of one or two of Entorian’s patents (U.S. Patent Nos. 6,025,642; 5,420,751). Based upon our preliminary investigation of the Entorian patents, we believe that our products do not infringe the claims of the two Entorian patents. If Entorian were to choose to pursue litigation, however, the costs associated with any resulting litigation could negatively impact our operating results regardless of the outcome of the litigation. In addition, on May 18, 2011, Internet Machines LLC filed a lawsuit in U.S. District Court for the Eastern District of Texas against our company and 20 other companies. The complaint alleges that our products infringe U.S. Patent Nos. 7,454,552; 7,421,532; 7,814,259; and 7,945,722. In addition, on August 26, 2011, Internet Machines amended its prior complaint filed in U.S. District Court for the Eastern District of Texas against PLX Technology, Inc. to add our company and several other companies as defendants. This complaint alleges that our products infringe U.S. Patent No. 7,539,190. These complaints seek both damages and a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on a PCI switch component that, while used in some of our products, is manufactured by a third-party supplier. This third-party supplier has agreed to indemnify and defend us with respect to these lawsuits. Based upon our preliminary investigation of the patents identified in the complaint, we do not believe that our products infringe any valid or enforceable claim of these patents. On September 7, 2011, Solid State Storage Solutions, Inc., or S4, filed a lawsuit in U.S. District for the Eastern District of Texas against our company and eight other companies. The complaint alleges that our products infringe U.S. Patent Nos. 6,701,471; 7,234,087; 7,721,165; 6,370,059; 7,366,016; 7,746,697; 7,616,485; 6,341,085; 6,567,334; 6,347,051; 7,064,995; and 7,327,624. The complaint seeks both damages and a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on storage controllers for flash memory and in particular to storage address mapping, I/O buffering, wear leveling, and reducing read latency in relation to interfacing with flash storage media. We use a custom programmed storage controller in our products. Based on our preliminary investigation of the patents identified in the complaint, we do not believe that our products infringe any valid or enforceable claim of these patents. Nevertheless, the costs associated with any actual, pending or threatened litigation could negatively impact our operating results regardless of the actual outcome.

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

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of November 9, 2011, we had 11 issued patents and 87 patent applications in the United States and 96 corresponding patent applications in foreign countries. We cannot assure you that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property.

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

If we do not successfully integrate our recent acquisition of IO Turbine, or if we do not otherwise achieve the expected benefits of the acquisition, our growth rate may decline and our operating results may be materially harmed.

In August 2011, we acquired IO Turbine, a provider of caching solutions for virtual environments, based in San Jose, California. If we fail to successfully integrate the business and operations of IO Turbine, we may not realize the potential benefits of the acquisition. The integration of IO Turbine will be a time-consuming and expensive process, has resulted in the incurrence of ongoing expenses and may disrupt our operations if it is not completed in a timely and efficient manner. If our integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. Even if our integration efforts are successful, we may not achieve anticipated synergies or other benefits of the acquisition, including the anticipated benefits from the IO Turbine technology.

We may further expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain and grow our business.

Our business strategy may, from time to time, include acquiring other complementary products, technologies or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.

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

Our sales headquarters, corporate headquarters and our current contract manufacturers are located in the San Francisco Bay and Salt Lake City areas, which have heightened risks of earthquakes. We may not have adequate business interruption insurance to compensate us for losses that may occur from a significant natural disaster, such as an earthquake, which could have a material adverse impact on our business, operating results and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results and financial condition would be adversely affected.

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

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and of companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel; or

•	our small public float relative to total number of shares of our common stock that are issued and outstanding.

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

We have a small public float relative to the total number of shares of our common stock that is issued and outstanding and a substantial majority of our issued and outstanding shares are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers. If stockholders holding shares of our common stock purchased prior to our initial public offering sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline.

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

At various times after the lock-up agreements pertaining to our initial public offering expire, approximately 69,300,000 shares of our common stock will be eligible for sale in the public market (of which, 2,047,003 shares were issued in connection with our acquisition of IO Turbine, including 413,688 unvested restricted stock awards, and will become sellable after February 11, 2012, subject to certain vesting and escrow provisions), subject in some cases to volume and other restrictions of Rule 144 and 701 under the Securities Act of 1933, as amended, and various vesting agreements. In addition, a substantial number of shares of common stock that are issuable upon exercise of outstanding options and RSUs will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and the lock-up agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock is likely to be influenced by any research and reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts cover our company and one or more of these analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Insiders will continue to have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

As of October 31, 2011, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 54.1% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We will continue to incur increased costs as a result of being a public company.

As a public company, we are incurring and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, new rules implemented by the SEC and the New York Stock Exchange, require changes in corporate governance practices of public companies. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We will continue to incur additional costs associated with our public company reporting requirements. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

In August 2011, we used approximately $17.6 million (net of cash acquired) of the net offering proceeds to acquire IO Turbine. We anticipate that we will use the remaining net proceeds from our initial public offering for working capital and general corporate purposes, including expansion of our sales organization, further development and expansion of our product offerings and possible acquisitions of, or investments in, businesses, technologies or other assets. We have broad discretion in the way we use the net proceeds. Pending use of the net proceeds as described above, we intend to invest the net proceeds in U.S. government securities and short-term corporate securities such as money market funds. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 9, 2011.

In connection with the acquisition of IO Turbine, Inc., we issued 2,047,003 shares of our common stock to stockholders of IO Turbine (including 413,688 of unvested RSAs), in accordance with the terms and conditions set forth in the merger agreement. The sale of these shares is described in further detail in the Current Reports on Forms 8-K and 8-K/A filed on August 5, 2011 and October 26, 2011, respectively.

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization, dated as of August 4, 2011¸ by and between the Registrant, IO Turbine, Inc. and certain other parties		8-K	001-35188	2.1	08/05/11

10.1	First Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of August 4, 2011		8-K	001-35188	10.1	08/05/11

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Schema Linkbase Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Labels Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Fusion-io, Inc.

Dated: November 9, 2011	By:	/s/ DAVID A. FLYNN
David A. Flynn
Chief Executive Officer

Dated: November 9, 2011	By:	/s/ DENNIS P. WOLF
Dennis P. Wolf
Chief Financial Officer