Form 10-Q/A
period 2011-09-30
FUSION-IO, INC.
filed 2011-11-16
CIK 1383729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q of Fusion-io, Inc. for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011 (the “Form 10-Q”), is to file Exhibits 10.2 and 10.3. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit		Filed	Incorporated by Reference
No.	Exhibit Description	Herewith	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Reorganization, dated as of August 4, 2011¸ by and between the Registrant, IO Turbine, Inc. and certain other parties		8-K	001-35188	2.1	08/05/11

10.1	First Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of August 4, 2011		8-K	001-35188	10.1	08/05/11

10.2	First Amendment to Lease Agreement between the Registrant and NOP Cottonwood 2825, LLC, dated August 16, 2011	X

10.3	First Amendment to Lease Agreement between the Registrant and NOP Cottonwood 2855, LLC, dated September 6, 2011	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-Q	001-35188	32.1	11/09/11

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-Q	001-35188	32.2	11/09/11

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Schema Linkbase Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Labels Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. These exhibits were previously furnished as exhibits to Quarterly Report on Form 10-Q of Fusion-io, Inc. for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Fusion-io, Inc.

Dated: November 16, 2011	By:	/s/ DAVID A. FLYNN
David A. Flynn
Chief Executive Officer

Dated: November 16, 2011	By:	/s/ DENNIS P. WOLF
Dennis P. Wolf
Chief Financial Officer