Form 10-Q
period 2011-12-31
FUSION-IO, INC.
filed 2012-02-09
CIK 1383729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.0002 par value per share, outstanding as of February 3, 2012 was 90,115,312.

FUSION-IO, INC.

FORM 10-Q

-i-

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSION-IO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2011	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$219,604	$307,378
Accounts receivable, net of allowances of $2,064 and $2,320 as of June 30, 2011 and December 31, 2011, respectively	44,374	27,364
Inventories	35,622	64,972
Prepaid expenses and other current assets	3,866	3,999

Total current assets	303,466	403,713
Property and equipment, net	13,743	21,582
Intangible assets, net	—	9,479
Goodwill	—	54,777
Other assets	77	76

Total assets	$317,286	$489,627

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,314	$11,824
Accrued and other current liabilities	15,043	18,366
Deferred revenue	9,030	11,742

Total current liabilities	33,387	41,932
Deferred revenue, less current portion	2,987	4,200
Other liabilities	6,468	6,812
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	16	18
Additional paid-in capital	339,389	500,185
Accumulated other comprehensive income (loss)	15	(24)
Accumulated deficit	(64,976)	(63,496)

Total stockholders’ equity	274,444	436,683

Total liabilities and stockholders’ equity	$317,286	$489,627

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Revenue	$31,218	$84,131	$58,264	$158,516
Cost of revenue	12,878	41,206	28,290	68,560

Gross profit	18,340	42,925	29,974	89,956
Operating expenses:
Sales and marketing	11,307	20,265	20,416	37,742
Research and development	5,721	13,479	10,541	24,631
General and administrative	3,261	13,228	6,711	26,965

Total operating expenses	20,289	46,972	37,668	89,338

(Loss) income from operations	(1,949)	(4,047)	(7,694)	618
Other income (expense):
Interest income	6	66	20	115
Interest expense	(505)	(44)	(529)	(90)
Other (expense) income, net	—	(663)	3	132

(Loss) income before income taxes	(2,448)	(4,688)	(8,200)	775
Income tax (expense) benefit	(25)	(1,021)	(44)	705

Net (loss) income	$(2,473)	$(5,709)	$(8,244)	$1,480

Net (loss) income per common share:
Basic	$(0.19)	$(0.07)	$(0.64)	$0.02
Diluted	$(0.19)	$(0.07)	$(0.64)	$0.01
Weighted-average number of shares:
Basic	13,271	84,961	12,924	83,485
Diluted	13,271	84,961	12,924	104,599

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended December 31,
	2010	2011
Operating activities:
Net (loss) income	$(8,244)	$1,480
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,468	3,710
Stock-based compensation	1,989	18,940
Non-cash tax benefit from exercise of stock options	—	(1,845)
Non-cash tax benefit from business acquisition	—	(2,782)
Other non-cash items	432	(70)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,876)	17,010
Inventories	(23,302)	(29,350)
Prepaid expenses and other assets	(3,019)	(84)
Accounts payable	2,694	1,808
Accrued and other liabilities	(66)	3,877
Deferred revenue	3,906	3,925

Net cash (used in) provided by operating activities	(27,018)	16,619
Investing activities:
Proceeds from the sale of short-term investments	11,964	—
Proceeds from the sale of property and equipment	—	1
Purchases of property and equipment	(2,505)	(10,307)
Business acquisition, net of cash acquired	—	(17,578)

Net cash provided by (used in) investing activities	9,459	(27,884)
Financing activities:
Repurchases of common stock	—	(1,067)
Proceeds from a loan from a financial institution	11,000	—
Repayment of capital lease obligations	(142)	(89)
Proceeds from exercises of stock options	278	2,562
Proceeds from issuance of common stock	—	93,977
Proceeds from employee stock purchase plan	—	1,887
Tax benefit from exercise of stock options	—	1,845
Change in restricted cash	695	—

Net cash provided by financing activities	11,831	99,115
Effect of exchange rate changes on cash and cash equivalents	2	(76)

Net (decrease) increase in cash and cash equivalents	(5,726)	87,774
Cash and cash equivalents at the beginning of period	9,219	219,604

Cash and cash equivalents at the end of period	$3,493	$307,378

See accompanying notes.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Fusion-io, Inc. (the “Company” or “Fusion-io”) provides a next generation storage memory platform, which includes the Company’s second generation ioMemory hardware with VSL virtualization software, ioTurbine virtualization caching software, directCache automated data-tiering software and ioSphere platform management software. The Company was originally incorporated in the state of Nevada in December 2005 and in June 2010 was reincorporated in the state of Delaware as Fusion-io, Inc. The Company sells its products through its global direct sales force, original equipment manufacturers (“OEMs”) and other channel partners.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the unaudited condensed consolidated financial statements.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012 or any other period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 (the “2011 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”).

Segment and Geographic Information

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded it operates in one business segment, which is the development, marketing and sale of storage memory platforms. Substantially all of the Company’s revenue for all periods presented in the accompanying condensed consolidated statements of operations has been from sales of the ioDrive product line and related customer support services. The Company’s headquarters and most of its operations are located in North America; however, it conducts sales activities through sales offices in Europe and Asia. Revenue recognized from sales with a ship-to location outside of the United States was 31% and 30% of revenue for the three months ended December 31, 2010 and 2011, respectively, and 25% and 30% of revenue for the six months ended December 31, 2010 and 2011, respectively. Revenue recognized to customers with a

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

ship-to address in China was 18% and 8% of revenue for the three months ended December 31, 2010 and 2011, respectively, and 14% and 6% of revenue for the six months ended December 31, 2010 and 2011, respectively. No other country outside of the United States accounted for greater than 10% of revenue for all periods presented. Long-lived assets located outside of the United States were not material for all periods for which a condensed consolidated balance sheet is presented.

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

Public Offerings

In June 2011, the Company completed an initial public offering (“IPO”), of its common stock, in which the Company issued and sold 12,600,607 shares, including 1,845,000 shares sold pursuant to the full exercise by the underwriters of their over-allotment option, at an issuance price of $19.00 per share. After deducting underwriting discounts and commissions and approximately $3,789,000 in offering costs, the net proceeds received by the Company were approximately $218,864,000.

In November 2011, the Company completed a follow-on public offering of its common stock in which the Company issued and sold 3,000,000 shares at an issuance price of $33.00 per share. After deducting underwriting discounts and commissions and approximately $1,063,000 in offering costs, the net proceeds received by the Company were approximately $93,977,000.

Comprehensive (Loss) Income

The components of comprehensive (loss) income were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Net (loss) income	$(2,473)	$(5,709)	$(8,244)	$1,480
Changes in unrealized loss on available for sale securities, net	—	—	(4)	—
Foreign currency translation adjustment	(2)	(12)	3	(39)

Comprehensive (loss) income	$(2,475)	$(5,721)	$(8,245)	$1,441

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Significant Customers

The top three customers accounted for 58% and 71% of revenue for the three months ended December 31, 2010 and 2011, respectively, and 73% and 74% of revenue for the six months ended December 31, 2010 and 2011, respectively. As a result of the concentration of the Company’s customers and typically, a small number of large purchases by these customers, revenue, gross margin and operating results may fluctuate significantly from period to period.

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

Product Warranty

The Company provides its customers a standard limited product warranty of up to five years. The standard warranty requires the Company to repair or replace defective products at no cost to the customer during such warranty period. The Company estimates the costs that may be incurred under its standard limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liability each period and makes adjustments to the liability as necessary.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents the changes in the product warranty liability (in thousands):

Total
Balance at June 30, 2011	$666
Warranty Costs Accrued	1,911
Warranty Claims	(1,188)

Balance at December 31, 2011	$1,389

Warranty costs accrued includes amounts accrued for products at the time of shipment, adjustments for changes in estimated costs for warranties on products shipped in the period and changes in estimated costs for warranties on products shipped in prior periods. It is not practicable to determine the amounts applicable to each of the components.

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Numerator:
Net (loss) income	$(2,473)	$(5,709)	$(8,244)	$1,480

Denominator:
Weighted-average common shares outstanding	13,917	85,322	13,779	83,778
Less weighted-average common shares outstanding subject to repurchase	(646)	(361)	(855)	(293)

Weighted-average shares, basic	13,271	84,961	12,924	83,485

Dilution due to stock options, common stock warrant, restricted stock awards and restricted stock units	—	—	—	21,114

Weighted-average shares, diluted	13,271	84,961	12,924	104,599

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net (loss) income per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Convertible preferred stock	52,489	—	52,489	—
Stock options	13,019	20,590	11,100	4,499
Common stock subject to repurchase	629	156	764	—
Warrant – preferred Series A	95	—	75	—
Warrant – common	7	37	4	—

Total	66,239	20,783	64,432	4,499

Recently Issued and Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This guidance is effective for the Company beginning in fiscal year 2013. Early adoption is permitted. The Company plans to early adopt and apply this guidance to its fiscal 2012 annual goodwill assessment. The adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

In June 2011, the FASB issued new guidance which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued additional guidance, which indefinitely defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components. This new guidance is effective for the Company beginning fiscal 2013 and is required to be applied retrospectively. The adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows as it relates only to financial statement presentation.

In May 2011, the FASB issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

measurements. The guidance is effective for the Company beginning in the third quarter of fiscal 2012 and will be applied prospectively. The Company is currently evaluating the impact of the pending adoption of this guidance on its consolidated financial statements.

2. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$3,795	$—	$—	$3,795
Money market funds	215,809	—	—	215,809

Total cash and cash equivalents	$219,604	$—	$—	$219,604

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$30,684	$—	$—	$30,684
Money market funds	276,694	—	—	276,694

Total cash and cash equivalents	$307,378	$—	$—	$307,378

Gross realized gains and gross realized losses resulting from the sale of available-for-sale securities were not material for all periods presented in the condensed consolidated statement of operations.

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2011
Raw materials	$16,108	$23,507
Work in progress	2,346	22,260
Finished goods	17,168	19,205

	$35,622	$64,972

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2011	December 31, 2011
Computer equipment	$8,136	$12,333
Software	1,046	1,554
Machinery and equipment	1,991	2,436
Furniture and fixtures	2,092	2,385
Leasehold improvements	5,268	7,530
Construction in progress	—	1,615

	18,533	27,853
Less accumulated depreciation	(4,790)	(6,271)

	$13,743	$21,582

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2011
Accrued compensation	$10,118	$12,400
Common stock repurchase derivative liability	1,137	—
Accrued professional costs	548	631
Accrued warranty expense	666	1,389
Accrued other liabilities	2,574	3,946

	$15,043	$18,366

Long-term Other Liabilities

Long-term other liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2011
Long-term deferred tax liability	$615	$615
Long-term deferred rent	5,847	6,197
Long-term other liabilities	6	—

	$6,468	$6,812

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and a common stock repurchase derivative liability. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company classifies its money market funds as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The Company utilized a Monte Carlo model to determine the fair value of the common stock repurchase derivative liability. Certain inputs used in the models are unobservable. The fair values could change significantly based on future market conditions.

The fair value of the Company’s money market funds and the common stock repurchase derivative liability was as follows (in thousands):

	Fair Value Measurements at June 30, 2011
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$215,809	$—	$—	$215,809
Accrued and other liabilities:
Common stock repurchase derivative liability	$—	$—	$1,137	$1,137

	Fair Value Measurements at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$276,694	$—	$—	$276,694

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table summarizes the change in the value of the common stock repurchase derivative liability during the six months ended December 31, 2011 (in thousands):

Repurchase Derivative Liability
Balance at June 30, 2011	$1,137
Change in fair value included in other (expense) income, net	(70)
Repurchases of common stock	(1,067)

Balance at December 31, 2011	$—

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, notes payable and other liabilities approximate their fair values due to their short maturities.

4. Acquisitions

On August 11, 2011, the Company acquired 100% of the stock of IO Turbine, Inc. (“IO Turbine”) pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) dated August 4, 2011. IO Turbine is a provider of caching solutions for virtual environments, based in San Jose, California. Accordingly, the assets, liabilities and operating results of IO Turbine are reflected in the Company’s consolidated financial statements from the date of acquisition. The fair value of the aggregate purchase price was approximately $65,568,000, which consisted of (1) cash of approximately $21,199,000, (2) approximately $43,485,000 in common stock valued at $28.40 per share, the closing sale price of the Company’s common stock on the closing date of the acquisition, and (3) approximately $884,000 in assumed stock options attributable to pre-acquisition service. In addition, subsequent to the acquisition, the Company will recognize up to approximately $26,421,000 of stock-based compensation expense related to the fair value of assumed restricted stock awards (RSAs) and stock options, of which approximately $3,795,000 were expensed immediately in connection with the acceleration of vesting of certain restricted stock awards and the remainder will be recognized over the underlying future service period of the assumed stock awards and stock options. At the time of acquisition, stockholders of IO Turbine RSAs had the option to receive cash and/or shares of the Company’s common stock for their unvested RSAs based on a fixed value determined at the acquisition date. As a result, the Company: (1) issued approximately 414,000 shares of its common stock that remain subject to forfeiture based on the original vesting schedule applicable to such awards and (2) will pay up to approximately $4,631,000 in cash in accordance with the original vesting schedule applicable to such awards.

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

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Approximately $3,628,000 of cash and 278,974 shares of common stock were deposited in escrow and will be held for one year from the date of acquisition as partial security for indemnification obligations of the IO Turbine stockholders pursuant to the Merger Agreement.

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

For the three and six months ended December 31, 2011, operating expenses associated with IO Turbine were approximately $5,176,000 and $11,619,000, respectively, of which approximately $2,788,000 and $8,049,000, respectively, related to stock-based compensation expense.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Acquisition related expenses

Acquisition related expenses totaled approximately $6,000 and $1,326,000, respectively, and are recorded in general and administrative expenses for the three and six months ended December 31, 2011. Of the total acquisition related expenses, $450,000 related to a prepaid royalty fee, paid by the Company to IO Turbine in fiscal 2011, which was expensed by the Company upon completion of the acquisition of IO Turbine.

Unaudited pro forma financial information

The following unaudited pro forma financial information is based on the combined historical financial statements of the Company and IO Turbine after giving effect to the Company’s acquisition of IO Turbine as if it had occurred as of July 1, 2010 and includes pro forma adjustments related to the amortization of acquired intangible assets, stock-based compensation expense and depreciation expense (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Revenue	$31,218	$84,131	$58,264	$158,516
Net (loss) income from operations	(5,560)	(4,047)	(14,529)	(6,629)
Net (loss) income	(6,084)	(5,709)	(15,078)	(5,769)
Net (loss) income per share, basic	$(0.41)	$(0.07)	$(1.04)	$(0.07)
Net (loss) income per share, diluted	$(0.41)	$(0.07)	$(1.04)	$(0.07)

The amounts in the table above do not include non-recurring expense of approximately $3,795,000 related to the acceleration of vesting on certain stock-based awards that was recorded by the Company as stock-based compensation expense in the six months ended December 31, 2011.

5. Goodwill and Intangible Assets:

Changes in the carrying amount of Goodwill consist of the following (in thousands):

Total
Balance as of June 30, 2011	$—
Current period acquisitions	54,777

Balance as of December 31, 2011	$54,777

The Company’s goodwill is not deductible for income tax purposes.

The Company’s intangible assets and related accumulated amortization consisted of the following as of December 31, 2011 (in thousands):

	Weighted-Average Useful Life	Cost	Accumulated Amortization	Net
Developed technology	4 years	$10,500	$(1,021)	$9,479

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Amortization expense related to intangible assets was $0 and $656,000 for the three months ended December 31, 2010 and 2011, respectively, and $0 and $1,021,000 for the six months ended December 31, 2010 and 2011, respectively. Estimated amortization expense in future periods through fiscal year 2016 for intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Total
Remaining 2012	1,313
2013	2,625
2014	2,625
2015	2,625
2016	291

$9,479

6. Long-term Obligations

Loan and Security Agreement

In September 2010, the Company amended and restated its loan and security agreement (the “Revolving Line of Credit”) with a financial institution. The Revolving Line of Credit allows the Company to borrow up to a limit of $25,000,000 with a sublimit of $6,000,000 for letters of credit, certain cash management services and foreign exchange forward contracts. The total balance of letters of credit outstanding at December 31, 2011 was $3,183,000, which reduces the amount the Company has available to borrow under the Revolving Line of Credit. Borrowings under the Revolving Line of Credit accrue interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the prime rate as published in the Wall Street Journal. An unused commitment fee equal to 0.375% of the difference between the $25,000,000 limit and the average daily balance of borrowings outstanding each quarter is due on the last day of such quarter. The Revolving Line of Credit is secured by substantially all assets of the Company. The Company can make advances against the Revolving Line of Credit until its maturity date in September 2012, at which time all unpaid principal and interest shall be due and payable.

In August 2011, the Company entered into an amendment to the Revolving Line of Credit which provided for the consent of the financial institution with respect to the acquisition described above and certain amendments to provide the Company with further flexibility to consummate mergers and acquisitions permitted under the Revolving Line of Credit.

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

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

As of December 31, 2011, no borrowings were outstanding under the Revolving Line of Credit and the Company was in compliance with all covenants.

7. Income Taxes

In order to determine the quarterly provision for income taxes, the Company considers the estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. To the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year, the Company determines the quarterly provision for income taxes based on actual year-to-date income. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax expense was $25,000 and $1,021,000 for the three months ended December 31, 2010 and 2011, respectively, or approximately 1% and 22% of loss before income taxes, respectively. Income tax expense was $44,000 and income tax benefit was $705,000 for the six months ended December 31, 2010 and 2011, respectively, or approximately 1% and 91% of (loss) income before income taxes, respectively. The Company received a tax benefit for the six months ended December 31, 2011 of approximately $2,782,000 as a result of a valuation allowance reversal related to deferred tax liabilities generated from the acquisition of IO Turbine. The effective tax rate for the three and six months ended December 31, 2011 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, foreign income taxes, U.S. federal alternative minimum tax, incentive stock options, and the reversal of a portion of the valuation allowance related to the IO Turbine acquisition.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state or foreign tax returns are not currently under examination.

The Company is subject to income taxes in various U.S. and foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. During the six months ended December 31, 2011, the aggregate change in the total gross amount of unrecognized tax benefits was as follows (in thousands):

Total
Balance at June 30, 2011	$835
Increase in unrecognized tax benefits	467

Balance at December 31, 2011	$1,302

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

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Stockholders’ Equity

Equity Incentive Plans

Stock option activity for the six months ended December 31, 2011 was as follows:

	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding as of June 30, 2011	24,727,931	$2.31
Granted	2,558,600	22.35
Assumed in connection with the acquisition of IO Turbine	264,792	1.24
Exercised	(3,208,438)	0.80
Canceled	(315,661)	11.98

Outstanding as of December 31, 2011	24,027,224	4.51	8.4	$473,193

Vested and expected to vest as of December 31, 2011	20,061,357	3.98	8.3	$405,548

Vested and exercisable as of December 31, 2011	7,381,100	1.35	7.7	$168,638

(1)	The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of December 31, 2011.

Employee Stock Options

Additional per share information related to stock options granted to employees was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Weighted-average grant date fair value — granted	$1.91	$17.00	$1.72	$12.31
Weighted-average grant date fair value — assumed in connection with the acquisition of IO Turbine	—	—	—	27.31
Weighted-average grant date fair value — forfeited	0.52	10.59	0.61	10.40

The aggregate intrinsic value of stock options exercised during the three and six months ended December 31, 2011 was approximately $88,794,000 and $90,880,000, respectively, which reflected the difference between the exercise prices of the underlying stock option awards and the fair value of the Company’s common stock on the date of exercise.

The Company recorded stock-based compensation expense related to employee stock options of approximately $894,000 and $4,522,000 for the three months ended December 31, 2010 and 2011, respectively, and $1,564,000 and $6,965,000 for the six months ended December 31, 2010 and 2011, respectively. As of December 31, 2011, there was approximately $61,606,000 of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 2.9 years.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

On December 16, 2011, the Company accelerated the vesting of 12,500 stock options related to the resignation of Christopher J. Schaepe from the Board of Directors of the Company. As a result of the acceleration, the Company recorded approximately $199,000 of employee related stock-based compensation expense for the three and six months ended December 31, 2011.

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

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to employee stock options:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Expected volatility	48.1%	59.6–60.2%	48.1–48.7%	59.1–60.2%
Expected term (in years)	3.2–6.1	5.5–6.1	3.2–6.1	5.2–6.6
Risk-free interest rate	0.6–1.6%	1.0–1.3%	0.6–2.2%	1.0–2.0%
Expected dividends	—	—	—	—

Non-employee Stock Options

The Company from time to time grants options to purchase common stock to non-employees for advisory and consulting services. The Company estimates the fair value of these stock options using the Black-Scholes-Merton option pricing formula at each balance sheet date and records expense ratably over the vesting period of each stock option award. The Company recorded stock-based compensation expense related to these non-employee stock options of approximately $52,000 and $2,231,000 for the three months ended December 31, 2010 and 2011, respectively, and $124,000 and $3,974,000 for the six months ended December 31, 2010 and 2011, respectively.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to non-employee stock options:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Expected volatility	48.7%	59.6–61.3%	48.7%	59.6–61.9%
Expected term (in years)	7.4–10.0	6.8–9.4	7.4–10.0	6.8–9.7
Risk-free interest rate	2.1–2.9%	1.9–2.2%	2.1–3.0%	1.9–2.4%
Expected dividends	—	—	—	—

Restricted Stock Units and Restricted Stock Awards

The following table summarizes activity during the six months ended December 31, 2011 related to restricted stock units (“RSUs”) and RSAs:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested RSUs and RSAs at June 30, 2011	—	$—
Granted	647,193	25.10
Assumed in connection with the acquisition of IO Turbine	916,202	28.40
Vested	(63,571)	28.40
Accelerated vesting in connection with the acquisition of IO Turbine	(502,514)	28.40
Forfeited	(12,779)	28.40
Cancelled	(17,550)	19.00

Unvested RSUs and RSAs at December 31, 2011	966,981	26.36

The Company recorded stock-based compensation expense related to RSUs and RSAs of approximately $150,000 and $2,892,000 for the three months ended December 31, 2010 and 2011, respectively, and $301,000 and $8,162,000 for the six months ended December 31, 2010 and 2011, respectively. Of the stock-based compensation expense recognized during the six months ended December 31, 2011, approximately $3,795,000 was due to accelerated vesting of certain RSAs assumed in connection with the IO Turbine acquisition, of which, approximately $793,000 related to awards that were settled in cash at the time of acquisition. At December 31, 2011, there was approximately $22,770,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 2.9 years.

Employee Stock Purchase Plan

The Company recorded stock-based compensation expense related to its employee stock purchase plan (“ESPP”) of approximately $312,000 and $632,000 for the three and six months ended December 31, 2011, respectively. At December 31, 2011, a total of 500,000 shares of common stock were reserved for future issuance under this plan.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Stock-based Compensation Expense

Total stock-based compensation expense was classified as follows in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Cost of revenue	$3	$50	$6	$77
Sales and marketing	396	1,464	650	2,567
Research and development	204	1,669	403	3,288
General and administrative	493	6,774	930	13,801

Total stock-based compensation	$1,096	$9,957	$1,989	$19,733

Issuance of Common Stock

In conjunction with the acquisition of IO Turbine in August 2011, the Company issued an aggregate of 1,633,315 shares of common stock to former IO Turbine stockholders.

In October 2011, the Company issued 121,839 shares of common stock related to the net exercise of a common stock warrant.

In November 2011, the Company completed a follow-on public offering of its common stock in which the Company issued 3,000,000 shares.

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

The terms of the repurchase transaction for 150,000 of such shares required the Company to pay additional consideration to one of the stockholders if a liquidity event occurred at any time prior to May 2, 2012 in which the price per share of the Company’s common stock was greater than $15.00. For this purpose, a liquidity event was defined as either a change of control or sale of substantially all of the assets of the Company or the initial public offering of common stock of the Company, or IPO. The amount of the additional per share consideration payable was equal to half the difference between the applicable liquidity event price per share and $15.00. The liquidity event price per share was the closing per share sale price as of the first trading day following the December 5, 2011 expiration date of the lock-up period described in the underwriting section of the Company’s Form S-1 registration statement. In accordance with the terms of the repurchase transaction, the Company paid $1,066,500 in additional consideration to the stockholder on December 9, 2011. As this transaction was settled with a cash payment and the amount of settlement was indexed to the Company’s common stock price per share on December 6, 2011, this transaction was

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

accounted for as a derivative instrument in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, and was recorded at fair value (approximately $1,137,000 and $0 as of June 30, 2011 and December 31, 2011, respectively) on the condensed consolidated balance sheets in accrued and other liabilities. The derivative agreement does not meet the hedge criteria and the Company recorded the change in fair value of the derivative of approximately $691,000 as other expense and $70,000 as other income in the condensed consolidated statement of operations for the three and six months ended December 31, 2011, respectively.

9. Commitments and Contingencies

Letters of Credit

As of June 30, 2011 and December 31, 2011, the Company had a total of $3,349,000 and $3,183,000, respectively, in letters of credit outstanding with a financial institution. These outstanding letters of credit have been issued for purposes of securing the Company’s obligations under equipment and facility leases.

Purchase Commitments

The Company had non-cancelable purchase orders for raw materials inventory of approximately $1,495,000 and $9,658,000 as of June 30, 2011 and December 31, 2011, respectively.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2011 and December 31, 2011.

Many of the Company’s agreements with channel partners and customers generally include certain provisions for indemnifying the channel partners and customers against third-party claims of intellectual property infringement arising from the use of the Company’s products. To date, the Company has not incurred any material costs as a result of such indemnification provisions and has not accrued any liabilities related to such obligations in its consolidated financial statements.

Employee Agreements

The Company has various agreements with selected employees pursuant to which if their employment is terminated by the Company without cause or by the employees for good reason, or following a change of control of the Company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock and stock options, and certain insurance benefits.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Legal Matters

The Company is subject to legal proceedings and claims arising in the ordinary course of business, including claims of alleged infringement of third-party intellectual property rights. With respect to certain of these matters, the Company’s third-party suppliers have agreed to indemnify and defend the Company. No accrual has been recorded as of December 31, 2011, as the outcome of these legal matters is currently not determinable. However, litigation is inherently unpredictable and an unfavorable resolution of any of these matters could materially affect the Company’s consolidated financial position, cash flows or results of operations. All legal costs associated with litigation are expensed as incurred.

On September 7, 2011, Solid State Storage Solutions, Inc. filed a lawsuit in U.S. District for the Eastern District of Texas against the Company and eight other companies. The complaint alleges that the Company’s products infringe U.S. Patent Nos. 6,701,471; 7,234,087; 7,721,165; 6,370,059; 7,366,016; 7,746,697; 7,616,485; 6,341,085; 6,567,334; 6,347,051; 7,064,995; and 7,327,624. The complaint seeks both damages and a permanent injunction against the Company. The Company has limited information about the specific infringement allegations, but based on its preliminary investigation of the patents identified in the complaint, the Company does not believe that its products infringe any valid or enforceable claim of the patents at issue in the complaint.

10. Related Party Transactions

Immediately prior to the acquisition of IO Turbine, Lightspeed Venture Partners, a venture capital firm, through certain of its related funds (including Lightspeed Venture Partners VIII L.P. and Lightspeed Venture Partners VII, L.P.) owned over 10% of the Company’s outstanding capital stock and over 25% of IO Turbine’s capital stock. Christopher J. Schaepe, a member of the Company’s board of directors until his resignation on December 16, 2011, is a founding managing director of Lightspeed. In connection with the acquisition, Lightspeed received 744,866 shares of the Company’s common stock.

11. Subsequent Events

On January 20, 2012, the Company entered into a lease agreement (the “Lease”) to lease approximately 79,143 square feet of office space located in San Jose, California (the “San Jose Facility”). The lease term of 82 months is expected to begin on April 1, 2012, subject to the landlord completing certain improvements prior to the Company’s occupancy. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense recorded but not paid. The Lease provides for monthly payments of rent during the term as set forth in the Lease. These monthly payments commence at $96,000 per month and conclude at approximately $150,000 per month. The Lease also provides that the Company must pay taxes and operating expenses in addition to the base rent. Before the Company occupies the San Jose Facility, it plans to perform some improvements to the building’s interior, of which $1,187,000 will be paid by the landlord. The Company plans to relocate all employees currently based in the Silicon Valley area to the San Jose Facility.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements include, but are not limited to, statements concerning our possible or assumed future results of operations, business strategies, financing plans, technological leadership, market opportunity, expectations regarding product acceptance, ability to innovate new products and bring them to market in a timely manner, ability to successfully increase sales of our software offerings as part of our overall sales strategy, competitive position and the effects of competition, industry environment, potential growth opportunities, ability to expand internationally, the impact of quarterly fluctuations of revenue and operating results, changes to gross margin, expectations concerning relationships with third parties, including channel partners, key customers and original equipment manufacturers, or OEMs, levels of capital expenditures, future capital requirements and availability to fund operations and growth, the adequacy of facilities, impact of our recent acquisition of IO Turbine, Inc., the adequacy of our intellectual property, intellectual property claims, the sufficiency of our issued patents and patent applications to property our intellectual property, the effects of a natural disaster on us or our suppliers, our ability to resell inventory that we cannot use in our products due to obsolescence, our OEM’s continuing to design our products into their products, and the importance of software innovation. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

These forward-looking statements are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, as well as those discussed in our Annual Report on Form 10-K for the year ended June 30, 2011. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements.

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

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes included in this report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2011.

Overview

We have pioneered a next generation storage memory platform for data decentralization. Our data decentralization platform includes our second generation ioMemory hardware with VSL virtualization software, ioTurbine virtualization caching software, directCache automated data-tiering software and ioSphere platform management software.

We have experienced significant revenue growth from $58.3 million to $158.5 million in the six months ended December 31, 2010 and 2011, respectively. Our headcount increased from 348 employees as of December 31, 2010 to 554 employees as of December 31, 2011.

We sell our products through our global direct sales force, OEMs, including Dell, HP and IBM, and other channel partners. Some of our OEMs and channel partners integrate our platform into their own proprietary product offerings. Our primary sales office is located in San Jose, California, and we also have additional sales presence in North America, Europe and Asia.

Large purchases by a limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Our top three customers accounted for 58% and 71% of revenue for the three months ended December 31, 2010 and 2011, respectively, and 73% and 74% of revenue for the six months ended December 31, 2010 and 2011, respectively. We expect that sales to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future.

We anticipate that sales through OEMs will continue to constitute a substantial portion of our future revenue. In some cases, our products must be designed or qualified into the OEM’s products. If that fails to occur for a given product line of an OEM, we would likely be unable to sell our products to that OEM during the life cycle of that product, which would adversely affect our revenue. We expect that as we continue to expand our global presence and business overseas that we will increasingly depend on our OEM relationships in such markets.

We believe that extending our platform differentiation through software innovation will be critical to achieving broader market acceptance and maintaining or increasing our gross margins. In this regard, our ioTurbine virtualization caching software, directCache data-tiering software and ioSphere platform management software integrates and adds significant value to our platforms and we intend to continue adding software functionality to differentiate our products. The next generation VSL 3.0 virtualization software subsystem, for our next generation hardware platform is in full production. We continue to devote the majority of our research and development resources to software development, and if we are unable to successfully develop or acquire, and then market and sell additional software functionality, our ability to increase our revenue and gross margins could be adversely affected.

Our ioMemory forms the basis of our hardware offering and is designed as a portfolio of upgradeable modules, enabling faster time-to-market and increased extensibility. ioMemory provides server-based storage memory, integrates our proprietary field programmable data-path controller and connects a large array of non-volatile memory. Our recently released second generation ioMemory technology supports the latest NAND technologies, significantly increases performance and capacity, improves reliability and can be aggregated to build storage systems of varying capacity, performance and form factors. At the heart of the ioMemory hardware is our proprietary data-path controller. It connects a large array of non-volatile memory chips natively to the server’s PCI-Express 1.0 or 2.0 peripheral bus, and addresses the reliability issues of non-volatile memory with our Adaptive Flashback Protection advanced chip-level fault tolerance technology, which is capable of restoring, correcting and resurrecting lost data in the Flash-based storage sub-system.

Our portfolio of storage memory products incorporates our ioMemory hardware modules and related VSL and caching software into our family of ioDrive and recently released ioDrive2 and ioCache enterprise grade products. Our ioDrive, ioDrive2 and ioCache products work in conjunction or are integrated with our ioTurbine virtualization caching software, directCache data-tiering software and ioSphere management system software.

We outsource manufacturing of our hardware products using a limited number of contract manufacturers. We procure a majority of the components used in our products directly from third-party vendors and have them delivered to our contract manufacturers for manufacturing and assembly. Once our products are assembled, we perform quality assurance testing, labeling, final configuration, including a final firmware installation, and shipment to our customers.

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

Recent Developments

On August 11, 2011, we acquired IO Turbine, Inc., or IO Turbine, a provider of caching solutions for virtual environments, based in San Jose, California. The acquisition of IO Turbine is a key part of our strategy to enable enterprise customers to increase the utilization, performance and efficiency of their datacenter resources and extract greater value from their information assets. The aggregate consideration in the acquisition for all of IO Turbine’s outstanding securities on a fully diluted basis was approximately $65.6 million, which consisted of (1) cash, (2) shares of our common stock valued at $28.40 per share, the closing sale price of our common stock on the closing date of the acquisition, and (3) the fair value (approximately $0.9 million) of assumed stock options and restricted stock awards attributable to pre-acquisition service. In addition, subsequent to the acquisition we will recognize up to approximately $26.4 million of stock-based compensation expense related to the fair value of assumed restricted stock awards and stock options, of which approximately $3.8 million was expensed immediately in connection with the acceleration of vesting of certain restricted stock awards and the remainder will be recognized over the underlying future service period of the assumed stock awards and stock options. The assets, liabilities and operating results of IO Turbine are reflected in our consolidated financial statements from the date of acquisition. Approximately $3.6 million of cash and 278,974 shares were deposited in escrow and will be held for one year from the date of acquisition as partial security for indemnification obligations of the IO Turbine stockholders pursuant to the merger agreement.

In November 2011, we completed a follow-on public offering of our common stock in which we sold and issued 3,000,000 shares at an issuance price of $33.00 per share. After deducting underwriting discounts and commissions and approximately $1.1 million in offering costs, we received approximately $94.0 million in net proceeds.

Components of Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our storage memory products and support services. We sell our storage memory platform through our global direct sales force, OEMs and other channel partners. We provide our support services pursuant to support contracts, which involve hardware support, software support and software upgrades on a when-and-if available basis, and typically have a one-year term. Revenue from support services represented $0.7 million and $3.0 million for the three months ended December 31, 2010 and 2011, respectively, and $1.1 million and $5.1 million for the six months ended December 31, 2010 and 2011, respectively.

Cost of Revenue

Cost of revenue consists primarily of material costs including amounts paid to our suppliers and contract manufacturers for hardware components and assembly of those components into our products. The largest portion of our cost of revenue consists of the cost of non-volatile memory components. Given the commodity nature of memory components, neither we nor our contract manufacturers enter into long-term supply contracts for our product components, which can cause our cost of revenue to fluctuate. Cost of revenue is recorded when the related product revenue is recognized. Cost of revenue also includes costs related to allocated personnel expenses related to customer support, warranty costs, costs of shipping, and carrying value adjustments recorded for excess and obsolete inventory.

Operating Expenses

The largest component of our operating expenses is personnel costs, consisting of salaries, benefits and incentive compensation for our employees, which includes stock-based compensation. Our headcount increased 206 employees from 348 employees as of December 31, 2010 to 554 employees as of December 31, 2011. As a result, operating expenses have increased significantly over these periods.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel-related costs, consulting expenses associated with sales and marketing activities and facilities-related costs.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, consulting services and depreciation associated with research and development equipment and facilities-related costs. We expense research and development costs as incurred.

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

Trends in Our Business

Gross Margin

For the three months ended December 31, 2011, we experienced a significant decrease in gross margin due to the early stage of ioDrive 2 product lifecycle and product mix. For the three months ended March 31, 2012, we anticipate our gross margin to be in a similar range with the gross margin recognized for the three months ended December 31, 2011 due to the early stage of the ioDrive2 product lifecycle and a similar product mix. In periods after March 31, 2012, we expect gross margins to improve slightly due to lower raw material costs and more normalized product mix.

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

Research and Development

We expect to continue to devote substantial resources to the development of our products including the development of new products. We believe that these investments are necessary to maintain and improve our competitive position. We expect that our research and development expenses will continue to increase in absolute dollars as we continue to invest in additional engineering personnel and infrastructure required to support the development of new products and to enhance existing products. In addition, research and development expense will be higher through fiscal 2016 due to the amortization expense related to an intangible asset acquired in the IO Turbine acquisition.

General and Administrative

While we expect personnel costs, including stock-based compensation expense for employees and non-employees, to be the primary component of general and administrative expenses, we also expect to continue to incur significant incremental legal and accounting costs related to compliance with rules and regulations implemented by the SEC, as well as additional insurance, investor relations and other costs associated with being a public company. We expect that general and administrative expenses will continue to increase in absolute dollars and as a percentage of revenue primarily due to stock-based compensation related to the IO Turbine acquisition, infrastructure costs to support our international growth and in legal costs related to intellectual property.

Results of Operations

Revenue

The following table presents our revenue for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2010	2011	$	%	2010	2011	$	%
Revenue	$31,218	$84,131	$52,913	169%	$58,264	$158,516	$100,252	172%

Revenue increased $52.9 million from the three months ended December 31, 2010 to the three months ended December 31, 2011, and increased $100.3 million from the six months ended December 31, 2010 to the six months ended December 31, 2011 primarily due to the increase in the overall volume of our products shipped.

Our top three customers accounted for 58% and 71% of revenue for the three months ended December 31, 2010 and 2011, respectively, and 73% and 74% of revenue for the six months ended December 31, 2010 and 2011, respectively. Revenue from customers with a ship-to location in the United States accounted for 69% and 70% of revenue for the three months ended December 31, 2010 and 2011, respectively, and 75% and 70% of revenue for the six months ended December 31, 2010 and 2011, respectively.

Cost of Revenue and Gross Margin

The following table presents our cost of revenue, gross profit and gross margin for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2010	2011	$	%	2010	2011	$	%
Cost of revenue	$12,878	$41,206	$28,328	220%	$28,290	$68,560	$40,270	142%
Gross profit	18,340	42,925	24,585	134%	29,974	89,956	59,982	200%
Gross margin	59%	51%			51%	57%

Cost of revenue increased $28.3 million and gross profit increased $24.6 million from the three months ended December 31, 2010 compared to the three months ended December 31, 2011, primarily due to the increase in volume of product shipped. Gross margin decreased due to higher raw material costs associated with the early stages of the ioDrive2 product lifecycle and also related to product mix.

Cost of revenue increased $40.3 million and gross profit increased $60.0 million from the six months ended December 31, 2010 compared to the six months ended December 31, 2011, primarily due to the increase in volume of product shipped. Gross margin increased due to product mix and favorable pricing of NAND as we were in the later stage of the ioDrive product lifecycle, which enabled us to qualify multiple suppliers of NAND flash and realize efficiencies resulting from economies of scale as our revenue has increased.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2010	2011	$	%	2010	2011	$	%
Sales and marketing	$11,307	$20,265	$8,958	79%	$20,416	$37,742	$17,326	85%

Sales and marketing expenses increased $9.0 million from the three months ended December 31, 2010 to the three months ended December 31, 2011, primarily due to an increase in the number of sales and marketing employees, from 181 as of December 31, 2010 to 296 as of December 31, 2011. This resulted in a $6.6 million increase in personnel-related costs, including a $1.8 million increase in commission expense. The increase was also due to a $0.7 million increase in travel-related costs and a $0.5 million increase in marketing program costs.

Sales and marketing expenses increased $17.3 million from the six months ended December 31, 2010 to the six months ended December 31, 2011, primarily due to an increase in the number of sales and marketing employees, from 181as of December 31, 2010 to 296 as of December 31, 2011. This resulted in a $12.9 million increase in personnel-related costs, including a $3.5 million increase in commission expense. The increase was also due to a $1.3 million increase in travel-related costs and a $1.0 million increase in marketing program costs.

Research and Development

The following table presents our research and development expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2010	2011	$	%	2010	2011	$	%
Research and development	$5,721	$13,479	$7,758	136%	$10,541	$24,631	$14,090	134%

Research and development expenses increased $7.8 million from the three months ended December 31, 2010 to the three months ended December 31, 2011, primarily due to an increase in the number of research and development employees, from 114 as of December 31, 2010 to 191 as of December 31, 2011. This resulted in a $5.0 million increase in personnel-related costs. The increase was also due to a $0.7 million increase in amortization expense for an intangible asset for developed technology acquired in the IO Turbine acquisition and a $0.6 million increase in manufacturing costs for new product prototypes.

Research and development expenses increased $14.1 million from the six months ended December 31, 2010 to the six months ended December 31, 2011, primarily due to an increase in the number of research and development employees, from 114 as of December 31, 2010 to 191 as of December 31, 2011. This resulted in a $9.1 million increase in personnel-related costs. The increase was also due to a $1.9 million increase in manufacturing costs for new product prototypes and a $1.0 million increase in amortization expense for an intangible asset for developed technology acquired in the IO Turbine acquisition.

General and Administrative

The following table presents our general and administrative expenses for the periods indicated and related changes as to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2010	2011	$	%	2010	2011	$	%
General and administrative	$3,261	$13,228	$9,967	306%	$6,711	$26,965	$20,254	302%

General and administrative expenses increased $10.0 million from the three months ended December 31, 2010 compared to the three months ended December 31, 2011, primarily due to an increase in stock-based compensation of $6.3 million. In addition, the increase was due to growth in the number of general and administrative employees, from 53 as of December 31, 2010 to 67 as of December 31, 2011. These increases contributed to a $7.0 million increase in personnel-related costs. The majority of the remaining increase was due to a $1.4 million increase in other professional accounting and legal services.

General and administrative expenses increased $20.3 million from the six months ended December 31, 2010 to the six months ended December 31, 2011, primarily due to an increase in stock-based compensation of $12.9 million, of which $3.8 million related to the acceleration of vesting of certain restricted stock awards assumed in connection with the acquisition of IO Turbine. In addition, the increase was due to growth in the number of general and administrative employees, from 53 as of December 31, 2010 to 67 as of December 31, 2011. These increases contributed to a $14.2 million increase in personnel-related costs. The majority of the remaining increase was due to a $1.7 million increase in other professional accounting and legal services and a $1.3 million increase in acquisition related costs due the acquisition of IO Turbine.

Other (Expense) Income, net

The following table presents our other income (expense), net for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2010	2011	$	%	2010	2011	$	%
Other (expense) income, net	$(499)	$(641)	$(142)	(28)%	$(506)	$157	$663	131%

Other (expense) income, net decreased $0.1 million from the three months ended December 31, 2010 to the three months ended December 31, 2011, primarily due to a $0.7 million increase in the fair value of a common stock repurchase derivative liability offset by a decrease in interest expense of $0.5 million, which was primarily the result of a change in the fair value of a preferred stock warrant.

Other (expense) income, net increased $0.7 million from the six months ended December 31, 2010 to the six months ended December 31, 2011, primarily due to a $0.1 million decrease in the fair value of a common stock repurchase derivative liability and a decrease in interest expense of $0.4 million, which was primarily the result of a change in the fair value of a preferred stock warrant.

Income Tax (Expense) Benefit

The following table presents our income tax (expense) benefit for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2010	2011	$	%	2010	2011	$	%
Income tax (expense) benefit	$(25)	$(1,021)	$(996)	(3,984)%	$(44)	$705	$749	1,702%

Income tax (expense) benefit changed by $1.0 million from the three months ended December 31, 2010 compared to the three months ended December 31, 2011, due to state income taxes and foreign income taxes on current income in jurisdictions for which net operating loss carryforwards are not available as well as federal alternative minimum tax.

Income tax (expense) benefit changed by $0.7 million from the six months ended December 31, 2010 compared to the six months ended December 31, 2011, primarily due to a tax benefit we received in the six months ended December 31, 2011 as a result of a partial reversal of the valuation allowance against our deferred tax assets as a result of a deferred tax liability recognized in connection with the acquisition of IO Turbine. This is partially offset by state income taxes and foreign income taxes on current income in jurisdictions for which net operating loss carryforwards are not available as well as U.S. federal alternative minimum tax.

Financial Position, Liquidity and Capital Resources

Primary Sources of Liquidity

As of December 31, 2011, our principal sources of liquidity consisted of cash and cash equivalents of $307.4 million, accounts receivable of $27.4 million and amounts available under the Revolving Line of Credit of approximately $21.8 million. In June 2011, we completed an initial public offering of our common stock, or IPO, in which we issued and sold 12,600,607 shares and received net proceeds of approximately $218.9 million. In November 2011, we completed a follow-on offering of our common stock in which we issued and sold 3,000,000 shares and received net proceeds of approximately $94.0 million. We had working capital of $361.8 million as of December 31, 2011.

In August 2011, we used approximately $17.6 million (net of cash acquired) of the net IPO proceeds as partial consideration to purchase IO Turbine. We anticipate using the remaining net proceeds from our public offerings for working capital and general corporate purposes, including expansion of our sales organization, further development and expansion of our product offerings and possible acquisitions of, or investments in, businesses, technologies or other assets. We have no present understandings, commitments or agreements to enter into any acquisitions or investments. Our excess cash is primarily invested in money market funds.

Historically, our primary sources of liquidity have been from customer payments for our products and services, the issuance of common and convertible preferred stock and convertible notes and proceeds from our revolving line of credit.

Cash Flow Analysis

	Six Months Ended December 31,
	2010	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$(27,018)	$16,619
Investing activities	9,459	(27,884)
Financing activities	11,831	99,115

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases and payments for operating expenses.

Our net cash used in operating activities for the six months ended December 31, 2010 was $27.0 million and was primarily due to an increase in our inventory balance during the same period of $23.3 million as a result of the increasing demand for our products and other changes to working capital. Our net loss for the six months ended December 31, 2010 was $8.2 million. We also had headcount increases in all areas of our business from 183 employees as of December 31, 2009 to 348 employees as of December 31, 2010. Significant non-cash expenses included in net loss were stock-based compensation of $2.0 million and depreciation and amortization expense of $1.5 million.

Our net cash provided by operating activities for the six months ended December 31, 2011 was $16.6 million. During this period, cash collected from our customers exceeded our operating cash outflows, which consisted primarily of purchases of inventory and personnel-related costs.

Investing Activities

Cash flows from investing activities primarily related to purchases of computer equipment, leasehold improvements and machinery and equipment to support our growth. Investing activities also includes purchases, sales and maturities of our short-term investments in available-for-sale securities in 2010 and in 2011 and the acquisition of IO Turbine.

During the six months ended December 31, 2010, our net cash provided by investing activities was $9.5 million, including $12.0 million in proceeds from the sale of short-term investments offset by $2.5 million for purchases of property and equipment.

During the six months ended December 31, 2011, our net cash used in investing activities was $27.9 million and was primarily due to cash paid for the acquisition of IO Turbine, net of cash acquired, of $17.6 million and purchases of property and equipment of $10.3 million.

Financing Activities

Cash flows from financing activities in 2011 primarily related to proceeds from the employee stock purchase plan and the exercise of stock options offset by repayments of debt and capital lease obligations and, in 2010, proceeds from a loan from a financial institution.

We generated $11.8 million in net cash from financing activities for the six months ended December 31, 2010, primarily due to $11.0 million of net proceeds from a loan from a financial institution and a $0.7 million change in restricted cash.

We generated $99.1 million of net cash from financing activities for the six months ended December 31, 2011, primarily due to $94.0 million in net proceeds from the issuance of common stock through our follow-on offering, $4.4 million in net proceeds from our employee stock purchase plan and exercise of stock options and $1.8 million from a tax benefit from the exercise of stock options, all offset by the payout of the common stock repurchase derivative liability of $1.1 million and the repayment of $0.1 million of capital lease obligations.

Revolving Line of Credit

In September 2010, we amended and restated our loan and security agreement with a financial institution, providing for a revolving line of credit. This revolving line of credit allows us to borrow up to a limit of $25.0 million with a sublimit of $6.0 million for letters of credit, certain cash management services and foreign exchange forward contracts. The total balance of letters of credit outstanding at December 31, 2011 was approximately $3.2 million, which reduces the amount we have available to borrow under the revolving line of credit. Borrowings under the revolving line of credit accrue interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the prime rate as published in the Wall Street Journal. An unused commitment fee equal to 0.375% of the difference between the $25.0 million limit and the average daily balance of borrowings outstanding each quarter is due on the last day of such quarter. The revolving line of credit is secured by substantially all our assets. We can make advances against the revolving line of credit until its maturity date in September 2012, at which time all unpaid principal and interest shall be due and payable.

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

•

A tangible net worth of at least $25.0 million, plus 25% of the net proceeds received by us from the sale or issuance of our equity or subordinated debt, such increase to be measured as of the last day of the quarter in which we received such proceeds.

As of December 31, 2011, no borrowings were outstanding under the revolving line of credit and we were in compliance with all covenants.

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

Contractual Obligations, Commercial Commitments and Off-balance Sheet Arrangements

We had non-cancelable purchase orders for raw materials inventory of approximately $1.5 million and $9.7 million as of June 30, 2011 and December 31, 2011, respectively. There have been no other material changes outside the normal course of business to our contractual obligations and commercial commitments since June 30, 2011. Other than our contractual obligations and commercial commitments, we did not have any off-balance sheet arrangements as of June 30, 2011 or December 31, 2011.

Indemnification

We agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and could enable us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2011.

Many of our agreements with channel partners and customers generally include certain provisions for indemnifying the channel partners and customers against third-party claims of intellectual property infringement arising from the use of our products. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in our consolidated financial statements.

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

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, business combinations and impairment of long-lived and intangible assets including goodwill, inventory valuation, warranty liability and income taxes have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1 “Description of Business and Summary of Significant Accounting Policies” of the consolidated financial statements in the 2011 Annual Report filed on September 2, 2011.

Revenue Recognition

We derive our revenue primarily from sales of products and support services and enter into multiple-element arrangements in the normal course of business with our customers and channel partners. In all of our arrangements, we do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be reasonably assured. In making these judgments, we evaluate these criteria as follows:

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Expected volatility	48.1%	59.6 – 60.2%	48.1 – 48.7%	59.1 – 60.2%
Expected term (in years)	3.2 – 6.1	5.5 – 6.1	3.2 – 6.1	5.2 – 6.6
Risk-free interest rate	0.6 – 1.6%	1.0 – 1.3%	0.6 – 2.2%	1.0 – 2.0%
Expected dividends	—	—	—	—

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

Warranty Liability

We provide our customers a standard limited product warranty of up to five years. Our standard warranties require us to repair or replace defective products during such warranty period at no cost to the customer. We estimate the costs that may be incurred under our standard limited warranty and record a liability in the amount of such costs at the time product sales are recognized. Factors that affect our warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liability each period and make adjustments to the liability as necessary.

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

As of December 31, 2011, we had federal net operating loss carryforwards of $116.1 million, of which $100.9 million relate to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. As of December 31, 2011, we had state net operating loss carryforwards of $99.0 million, of which $65.5 million relate to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. Additionally, we had federal and state research and development tax credit carryforwards in the amount of $1.6 million and $0.6 million, respectively. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. A limited amount of these carryforwards will be subject to annual limitations that may result in their expiration before some portion of them has been fully utilized.

Recently Issued and Adopted Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 “Description of Business and Summary of Significant Accounting Policies – Recently Issued and Adopted Accounting Pronouncements” in the notes to condensed consolidated financial statements.

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

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. Although our international operations are currently immaterial compared to our operations in the United States, we expect to continue to expand our international operations which will increase our potential exposure to fluctuations in foreign currencies. Our exposures are to fluctuations in exchange rates primarily for the U.S. dollar versus the euro and the British pound. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of December 31, 2011, we had approximately $1.1 million of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses. Through December 31, 2011, all of our sales were billed in U.S. dollars and therefore not subject to direct foreign currency risk.

Part I. Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 7, 2012, Entorian Technologies L.P., filed a lawsuit in the U.S. District Court for the District of Utah against our company. The complaint alleges that our products infringe U.S. Patent No. 5,420,751, which expires in May 2012. The complaint seeks damages against us, but does not seek an injunction. We have limited information about the specific infringement allegations, but they appear to focus on memory stacks manufactured by a third-party supplier with whom we have an indemnification agreement.

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

On May 18, 2011, Internet Machines LLC filed a lawsuit in U.S. District Court for the Eastern District of Texas against us and 20 other companies. The complaint alleges that our products infringe U.S. Patent Nos. 7,454,552; 7,421,532; 7,814,259; and 7,945,722. On August 26, 2011, Internet Machines MC LLC amended its prior complaint filed in U.S. District Court for the Eastern District of Texas against PLX Technology, Inc. to add our company and several other companies as defendants. This complaint alleges that our products infringe U.S. Patent No. 7,539,190. These complaints seek both damages and a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on a PCI switch component that, while used in some of our products, is manufactured by a third-party supplier. This third-party supplier has agreed to indemnify and defend us with respect to these lawsuits.

Based on our preliminary investigations of the patents identified in the Entorian Technologies, Internet Machines and S4 complaints, we do not believe that our products infringe any valid or enforceable claim of the patents at issue in those complaints. Nevertheless, the costs associated with any actual, pending or threatened litigation could negatively impact our operating results regardless of the actual outcome. In addition, we may, from time to time, be involved in various legal proceedings arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows or financial position.

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

We were founded in December 2005 and sold our first products in April 2007. The majority of our revenue growth has occurred since the quarter ended December 31, 2009. We continue to innovate and develop enterprise data decentralization solutions and we recently released our next generation ioDrive2 platform, VSL 3.0 software along with general availability of our ioTurbine virtualization caching software. In addition, our current management team has only been working together for a relatively short period of time. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described herein. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.

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

We have significantly expanded our overall business, customer base, headcount and operations, and we anticipate that we will continue to grow our business. For example, from December 31, 2010 to December 31, 2011, our headcount increased 206 employees from 348 to 554 employees. Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth.

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

Prior to the quarter ended March 31, 2011, we had incurred net losses in each quarter since our inception and again incurred a net loss in the three months ended December 31, 2011. We may incur losses in future periods as we continue to increase our expenses in all areas of our operations. If our revenue does not increase to offset these expected increases in operating expenses, we will not be profitable. As of December 31, 2011, we had an accumulated deficit of approximately $63.5 million.

We expect large and concentrated purchases by a limited number of customers to continue to represent a substantial majority of our revenue, and any loss or delay of expected purchases could adversely affect our operating results.

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. The top three customers accounted for 58% and 71% of revenue for the three months ended December 31, 2010 and 2011, respectively, and 73% and 74% of revenue for the six months ended December 31, 2010 and 2011, respectively.

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

Our gross margins are impacted by a variety of factors, are subject to variation from period to period and are difficult to predict.

Our gross margins fluctuate from period to period and vary by customer and by product mix. Over the past four fiscal quarters, our gross margins have ranged from 51% to 66%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

•	demand for our products;

•	changes in customer, geographic, or product mix, including mix of configurations within products;

•	significant new customer deployments;

•	the cost of components and freight;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;

•	pricing actions and pressure, rebates, sales and marketing initiatives, discount levels, and price competition;

•	changes in the mix between direct versus indirect sales;

•	the timing and amount of revenue recognized and deferred;

•	excess inventory levels or purchase commitments as a result of changes in demand forecasts or last time buy purchases;

•	possible product and software defects and related increased warranty or repair costs;

•	the timing of technical support service contract renewals;

•	inventory stocking requirements to support new product introductions; and

•	product quality and service ability issues.

Due to such factors, gross margins are subject to variation from period to period and are difficult to predict. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability, which could materially harm our business and operating results.

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

The market for data storage products is highly competitive, and we expect competition to intensify in the future. Our products compete with various traditional datacenter architectures, including high performance server and storage approaches. These may include the traditional data storage providers, including storage array vendors such as EMC Corporation and Hitachi Data Systems, which typically sell centralized storage products as well as high performance storage approaches utilizing solid state drives, or SSDs, as well as vertically integrated appliance vendors such as Oracle. In this regard, EMC recently introduced a product designed to compete with our caching solutions. In addition, we may also compete with enterprise solid state disk vendors such as Huawei Technologies, Co., Intel Corp., LSI Corporation, Marvell Semiconductor, Inc., Micron Technology, Inc., Samsung Electronics, Inc., SanDisk Corp., OCZ Technology Group, Inc., Seagate Technology, STEC, Inc., Toshiba Corp. and Western Digital Corp. Our directCache data-tiering software, ioTurbine virtualization caching software and ioCache competes with products from suppliers of software-hardware cache solutions, including EMC Corporation, Adaptec, Inc., and LSI Corporation, as well as several open source software solutions and other software-based hardware cache solutions being developed by privately held companies. Although our ioSphere platform management software is specifically designed to manage solid state storage, it competes with products of developers of general-purpose distributed management and monitoring software solutions, including HP, IBM, CA, Inc. and Nagios Enterprises, LLC. A number of new, privately held companies are currently attempting to enter our market, some of which may become significant competitors in the future.

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

We rely on our contract manufacturers, primarily Alpha EMS Manufacturing Corporation, to manufacture our products. In addition, we have in the past used, and may in the future use, Jabil Circuit, Inc. to manufacture our products. We currently do not have any long-term manufacturing contracts with these contract manufacturers. Our reliance on these contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationship with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. We may need to increase our component purchases, contract manufacturing capacity, and internal test and quality functions if we experience increased demand. The inability of these contract manufacturers to provide us with adequate supplies of high-quality products, could cause a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.

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

Third-party claims that we are infringing intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be harmed.

The storage and networking industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past received and may in the future receive inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. For example, in 2011, we received two letters from Entorian Technologies, Inc. alleging that memory stacks included in our products infringe its U.S. Patent No. 5,420,751. On February 7, 2012, Entorian filed a lawsuit in the U.S. District Court for the District of Utah against our company. The complaint alleges that our products infringe its U.S. Patent No. 5,420,751, which expires in May 2012. The complaint seeks damages against us, but it does not seek an injunction. We have limited information about the specific infringement allegations, but they appear to focus on memory stacks manufactured by a third-party supplier with whom we have an indemnification agreement. Based upon our preliminary investigation of the Entorian patents, we believe that our products do not infringe the claims of the patent. In addition, on May 18, 2011, Internet Machines LLC filed a lawsuit in U.S. District Court for the Eastern District of Texas against our company and 20 other companies. The complaint alleges that our products infringe U.S. Patent Nos. 7,454,552; 7,421,532; 7,814,259; and 7,945,722. On August 26, 2011, Internet Machines MC LLC amended its prior complaint filed in U.S. District Court for the Eastern District of Texas against PLX Technology, Inc. to add our company and several other companies as defendants. This complaint alleges that our products infringe U.S. Patent No. 7,539,190. These complaints seek both damages and a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on a PCI switch component that, while used in some of our products, is manufactured by a third-party supplier. This third-party supplier has agreed to indemnify and defend us with respect to these lawsuits. Based upon our preliminary investigation of the patents identified in the complaint, we do not believe that our products infringe any valid or enforceable claim of these patents. On September 7, 2011, Solid State Storage Solutions, Inc., or S4, filed a lawsuit in U.S. District for the Eastern District of Texas against our company and eight other companies. The complaint alleges that our products infringe U.S. Patent Nos. 6,701,471; 7,234,087; 7,721,165; 6,370,059; 7,366,016; 7,746,697; 7,616,485; 6,341,085; 6,567,334; 6,347,051; 7,064,995; and 7,327,624. The complaint seeks both damages and a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on storage controllers for flash memory and in particular to storage address mapping, I/O buffering, wear leveling, and reducing read latency in relation to interfacing with flash storage media. We use a custom programmed storage controller in our products. Based on our preliminary investigation of the patents identified in the complaint, we do not believe that our products infringe any valid or enforceable claim of these patents. Nevertheless, the costs associated with any actual, pending or threatened litigation could negatively impact our operating results regardless of the actual outcome.

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

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of February 3, 2012, we had 13 issued patents and 97 patent applications in the United States and 98 corresponding patent applications in foreign countries. We cannot assure you that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property.

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

We have a small public float relative to the total number of outstanding shares of our common stock as many of our issued and outstanding shares are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers. If stockholders holding shares that are restricted from transfer sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline.

At various times after the lock-up agreements expire, approximately 44,200,000 shares of our common stock will be eligible for sale in the public market (of which, 2,047,003 shares were issued in connection with our acquisition of IO Turbine, including 413,688 unvested restricted stock awards, and will become sellable after February 11, 2012, subject to certain vesting and escrow provisions, while approximately 43,400,000 shares are subject to lock-up agreements that expire February 14, 2012), subject in some cases to volume and other restrictions of Rule 144 and 701 under the Securities Act of 1933, as amended, and various vesting agreements. In addition, a substantial number of shares of common stock that are issuable upon exercise of outstanding options and RSUs will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and the lock-up agreements. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As of February 3, 2012, our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 56% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We have broad discretion in the use of the net proceeds that we received in our public offerings of common stock and may not use them effectively.

We have broad discretion in the application of the net proceeds from our public offerings of common stock in 2011 and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. We have not allocated these net proceeds for any specific purposes. We might not be able to yield a significant return, if any, on any investment of these net proceeds. Stockholders will not have the opportunity to influence our management’s decisions on how to use the net proceeds, and our failure to apply the funds effectively could have a material adverse effect on our business, and could cause the price of our common stock to decline.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our initial public offering of common stock, or IPO, was made pursuant to a registration statement on Form S-1 (File No. 333-172683), which the SEC declared effective on June 8, 2011. In the offering, we issued and sold 12,600,607 shares, including 1,845,000 shares sold pursuant to the full exercise by the underwriters of their over-allotment option, at an issuance price of $19.00 per share. The offering did not terminate until after the sale of all of the securities registered by the registration statement. Goldman, Sachs & Co. and Morgan Stanley & Co. LLC acted as lead joint book-runners for the offering, and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC acted as passive joint book-runners. As a result of the offering, we raised approximately $218.9 million in proceeds, net of underwriting discounts, commissions and offering expenses.

During the six months ended December 31, 2011, we used approximately $17.6 million of the net IPO proceeds to acquire IO Turbine. We intend to use the remaining net IPO proceeds for working capital and general corporate purposes, including expansion of our sales organization, further development and expansion of our product offerings and possible acquisitions of, or investments in, businesses, technologies or other assets. We have broad discretion in the way we use the net proceeds. Pending use of the net proceeds as described above, we intend to invest the net proceeds in U.S. government securities and short-term corporate securities such as money market funds. There has been no material change in the planned use of net IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 9, 2011.

Stock Repurchases

During the three months ended December 31, 2011, we repurchased the following shares of common stock in connection with certain employee stock awards:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1 – October 31, 2011	—		$—	—	—
November 1 – November 30, 2011	7,794	(1)	0.2622	—	—
December 1 – December 31, 2011	—		—	—	—

Total	7,794		0.2622	—	—

(1)	The shares repurchased during the three months ended December 31, 2011 represent the unvested portion of a former employee’s restricted stock award. The shares were repurchased at the employee’s original purchase price.

See Note 8 “Stockholders’ Equity – Repurchase of Common Stock” of the consolidated financial statements for a discussion of a cash payment made during the three months ended December 31, 2011 to satisfy an obligation relating to the repurchase of shares of common stock in May 2011.

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1	Second Amendment to Lease Agreement between Registrant and NOP Cottonwood 2825, LLC, dated December 2, 2011 (Building 10)	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUSION-IO, INC.

Dated:	February 9, 2012	By:	/S/ DAVID A. FLYNN
David A. Flynn
Chief Executive Officer

Dated:	February 9, 2012	By:	/S/ DENNIS P. WOLF
Dennis P. Wolf
Chief Financial Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1	Second Amendment to Lease Agreement between Registrant and NOP Cottonwood 2825, LLC, dated December 2, 2011 (Building 10)	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.