Form 10-Q
period 2012-03-31
FUSION-IO, INC.
filed 2012-05-10
CIK 1383729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of the registrant’s common stock, $0.0002 par value per share, outstanding as of May 4, 2012 was 93,282,562.

FUSION-IO, INC.

FORM 10-Q

-i-

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSION-IO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2011	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$219,604	$294,651
Accounts receivable, net of allowances of $2,064 and $2,598 as of June 30, 2011 and March 31, 2012, respectively	44,374	49,308
Inventories	35,622	71,964
Prepaid expenses and other current assets	3,866	6,402

Total current assets	303,466	422,325
Property and equipment, net	13,743	26,065
Intangible assets, net	—	8,823
Goodwill	—	54,777
Other assets	77	169

Total assets	$317,286	$512,159

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,314	$11,491
Accrued and other current liabilities	15,043	19,413
Deferred revenue	9,030	15,890

Total current liabilities	33,387	46,794
Deferred revenue, less current portion	2,987	6,598
Other liabilities	6,468	8,867
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	16	19
Additional paid-in capital	339,389	518,061
Accumulated other comprehensive income (loss)	15	(8)
Accumulated deficit	(64,976)	(68,172)

Total stockholders’ equity	274,444	449,900

Total liabilities and stockholders’ equity	$317,286	$512,159

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Revenue	$67,251	$94,237	$125,515	$252,753
Cost of revenue	31,498	45,180	59,788	113,740

Gross profit	35,753	49,057	65,727	139,013
Operating expenses:
Sales and marketing	14,760	23,012	35,176	60,754
Research and development	7,731	15,919	18,272	40,550
General and administrative	5,533	15,050	12,244	42,015

Total operating expenses	28,024	53,981	65,692	143,319

Income (loss) from operations	7,729	(4,924)	35	(4,306)
Other income (expense):
Interest income	4	135	24	250
Interest expense	(336)	(44)	(865)	(134)
Other income (expense), net	28	(10)	31	122

Income (loss) before income taxes	7,425	(4,843)	(775)	(4,068)
Income tax (expense) benefit	(390)	167	(434)	872

Net income (loss)	$7,035	$(4,676)	$(1,209)	$(3,196)

Net income (loss) per common share:
Basic	$0.50	$(0.05)	$(0.09)	$(0.04)
Diluted	$0.09	$(0.05)	$(0.09)	$(0.04)
Weighted-average number of shares:
Basic	14,018	90,684	13,289	85,884
Diluted	81,765	90,684	13,289	85,884

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended March 31,
	2011	2012
Operating activities:
Net loss	$(1,209)	$(3,196)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,230	6,157
Stock-based compensation	3,732	30,407
Non-cash tax benefit from exercise of stock options	—	(1,845)
Non-cash tax benefit from business acquisition	—	(2,782)
Other non-cash items	632	(63)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,558)	(4,934)
Inventories	(13,811)	(36,342)
Prepaid expenses and other assets	(3,961)	(2,577)
Accounts payable	1,448	1,476
Accrued and other liabilities	6,101	7,425
Deferred revenue	9,852	10,471

Net cash (used in) provided by operating activities	(1,544)	4,197
Investing activities:
Proceeds from the sale of short-term investments	11,964	—
Proceeds from the sale of property and equipment	—	1
Purchases of property and equipment	(9,991)	(16,586)
Business acquisition, net of cash acquired	—	(17,578)

Net cash provided by (used in) investing activities	1,973	(34,163)
Financing activities:
Repurchases of common stock	—	(1,067)
Proceeds from a loan from a financial institution	11,000	—
Repayment of notes payable and capital lease obligations	(6,298)	(99)
Repurchases of vested restricted stock	—	(3)
Proceeds from exercises of stock options	550	7,104
Proceeds from issuance of common stock	307	93,977
Proceeds from exercise of common stock warrant	25	—
Proceeds from employee stock purchase plan	—	3,299
Tax benefit from exercise of stock options	—	1,845
Change in restricted cash	695	—

Net cash provided by financing activities	6,279	105,056
Effect of exchange rate changes on cash and cash equivalents	20	(43)

Net increase in cash and cash equivalents	6,728	75,047
Cash and cash equivalents at the beginning of period	9,219	219,604

Cash and cash equivalents at the end of period	$15,947	$294,651

See accompanying notes.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Fusion-io, Inc. (the “Company” or “Fusion-io”) provides an enterprise storage memory platform, based on the Company’s ioMemory hardware with VSL storage virtualization software, automated data-tiering and virtualization caching software, and datacenter management software. The Company was originally incorporated in the state of Nevada in December 2005 and in June 2010 was reincorporated in the state of Delaware as Fusion-io, Inc. The Company sells its products through its global direct sales force, original equipment manufacturers (“OEMs”) and other channel partners.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the unaudited condensed consolidated financial statements.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2012 or any other period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 (the “2011 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”).

Segment and Geographic Information

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded it operates in one business segment, which is the development, marketing and sale of storage memory platforms. Substantially all of the Company’s revenue for all periods presented in the accompanying condensed consolidated statements of operations has been from sales of the ioDrive product line and related customer support services. The Company’s headquarters and most of its operations are located in North America; however, it conducts sales activities through sales offices in Europe and Asia. Revenue recognized from sales with a ship-to location outside of the United States was 12% and 27% of revenue for the three months ended March 31, 2011 and 2012, respectively, and 18% and 29% of revenue for the nine months ended March 31, 2011 and 2012, respectively. No country outside of the United States accounted for greater than 10% of revenue for all periods presented. Long-lived assets located outside of the United States were not material for all periods for which a condensed consolidated balance sheet is presented.

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

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Net income (loss)	$7,035	$(4,676)	$(1,209)	$(3,196)
Changes in unrealized loss on available for sale securities, net	—	—	(4)	—
Foreign currency translation adjustment	8	16	11	(23)

Comprehensive income (loss)	$7,043	$(4,660)	$(1,202)	$(3,219)

Significant Customers

Customers that accounted for more than 10% of the Company’s revenue represented 82% of revenue for each of the three months ended March 31, 2011 and 2012, respectively, and 70% and 73% of revenue for the nine months ended March 31, 2011 and 2012, respectively. As a result of the concentration of the Company’s customers, and typically a small number of large purchases by these customers, revenue, gross margin, and operating results may fluctuate significantly from period to period.

Long-lived Assets, Including Goodwill

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment, and acquired intangible assets. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy and significant industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate and recognizes an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives.

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

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents the changes in the product warranty liability (in thousands):

Total
Balance at June 30, 2011	$666
Warranty costs accrued	3,916
Warranty claims	(2,504)

Balance at March 31, 2012	$2,078

Warranty costs accrued includes amounts accrued for products at the time of shipment, adjustments for changes in estimated costs for warranties on products shipped in the period and changes in estimated costs for warranties on products shipped in prior periods. It is not practicable to determine the amounts applicable to each of these components.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less weighted-average common shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on net income per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options and preferred and common stock warrants, assumed vesting of outstanding restricted stock subject to vesting provisions, and the assumed conversion of outstanding convertible preferred stock using the if-converted method. In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, less weighted-average common shares subject to repurchase, as any additional common shares would be anti-dilutive.

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Numerator:
Net income (loss)	$7,035	$(4,676)	$(1,209)	$(3,196)

Denominator:
Weighted-average common shares outstanding	14,249	90,987	13,936	86,180
Less weighted-average common shares outstanding subject to repurchase	(231)	(303)	(647)	(296)

Weighted-average shares, basic	14,018	90,684	13,289	85,884

Dilution due to convertible preferred stock, stock options, preferred stock warrant, common stock warrant, and restricted stock awards and restricted stock units	67,747	—	—	—

Weighted-average shares, diluted	81,765	90,684	13,289	85,884

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net income (loss) per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Convertible preferred stock	—	—	52,489	—
Stock options	10,115	17,555	12,402	19,814
Common stock subject to repurchase	14	227	591	138
Warrant – preferred Series A	—	—	87	—
Warrant – common	—	—	6	52

Total	10,129	17,782	65,575	20,004

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Recently Issued and Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This guidance is effective for the Company beginning in fiscal year 2013. The Company has early adopted this guidance and will apply this guidance to its fiscal 2012 annual goodwill assessment. The adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position or cash flows.

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

In May 2011, the FASB issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. The Company adopted this guidance prospectively in the third quarter of fiscal 2012 and noted no significant impact on the Company’s results of operations, financial position or cash flows.

2. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$3,795	$—	$—	$3,795
Money market funds	215,809	—	—	215,809

Total cash and cash equivalents	$219,604	$—	$—	$219,604

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$27,829	$—	$—	$27,829
Money market funds	266,822	—	—	266,822

Total cash and cash equivalents	$294,651	$—	$—	$294,651

Gross realized gains and gross realized losses resulting from the sale of available-for-sale securities were not material for all periods presented in the condensed consolidated statements of operations.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2011	March 31, 2012
Raw materials	$16,108	$20,684
Work in progress	2,346	29,797
Finished goods	17,168	21,483

	$35,622	$71,964

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2011	March 31, 2012
Computer equipment	$8,136	$12,766
Software	1,046	1,783
Machinery and equipment	1,991	5,147
Furniture and fixtures	2,092	2,767
Leasehold improvements	5,268	8,074
Construction in progress	—	3,598

	18,533	34,135
Less accumulated depreciation	(4,790)	(8,070)

	$13,743	$26,065

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2011	March 31, 2012
Accrued compensation	$10,118	$10,950
Common stock repurchase derivative liability	1,137	—
Accrued professional costs	548	1,125
Accrued warranty expense	666	2,078
Accrued other liabilities	2,574	5,260

	$15,043	$19,413

Long-term Other Liabilities

Long-term other liabilities consisted of the following (in thousands):

	June 30, 2011	March 31, 2012
Long-term deferred tax liability	$615	$615
Long-term deferred rent	5,847	8,252
Long-term other liabilities	6	—

	$6,468	$8,867

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and a common stock repurchase derivative liability. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company classifies its money market funds as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The Company utilized a Monte Carlo model to determine the fair value of the common stock repurchase derivative liability. Certain inputs used in the models are unobservable. The fair values could change significantly based on future market conditions.

The fair value of the Company’s money market funds and the common stock repurchase derivative liability was as follows (in thousands):

	Fair Value Measurements at June 30, 2011
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$215,809	$—	$—	$215,809
Accrued and other liabilities:
Common stock repurchase derivative liability	$—	$—	$1,137	$1,137

	Fair Value Measurements at March 31, 2012
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$266,822	$—	$—	$266,822

The following table summarizes the change in the value of the common stock repurchase derivative liability during the nine months ended March 31, 2012 (in thousands):

Repurchase Derivative Liability
Balance at June 30, 2011	$1,137
Change in fair value included in other (expense) income, net	(70)
Repurchases of common stock	(1,067)

Balance at March 31, 2012	$—

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, notes payable, and other liabilities approximate their fair values due to their short maturities.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Acquisitions

On August 11, 2011, the Company acquired 100% of the stock of IO Turbine, Inc. (“IO Turbine”) pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) dated August 4, 2011. IO Turbine was a provider of caching solutions for virtual environments, based in San Jose, California. Accordingly, the assets, liabilities, and operating results of IO Turbine are reflected in the Company’s consolidated financial statements following the date of acquisition. The fair value of the aggregate purchase price was approximately $65,568,000, which consisted of (1) cash of approximately $21,199,000, (2) approximately $43,485,000 in common stock valued at $28.40 per share, the closing sale price of the Company’s common stock on the closing date of the acquisition, and (3) approximately $884,000 in assumed stock options attributable to pre-acquisition service. In addition, subsequent to the acquisition, the Company will recognize up to approximately $26,421,000 of stock-based compensation expense related to the fair value of assumed restricted stock awards (RSAs) and stock options, of which approximately $3,795,000 were expensed immediately in connection with the acceleration of vesting of certain restricted stock awards and the remainder will be recognized over the underlying future service period of the assumed stock awards and stock options. At the time of acquisition, IO Turbine stockholders holding RSAs had the option to receive cash and/or shares of the Company’s common stock for their unvested RSAs based on a fixed value determined at the acquisition date. As a result, the Company: (1) issued approximately 414,000 shares of its common stock that remain subject to forfeiture based on the original vesting schedule applicable to such awards and (2) will pay up to approximately $4,631,000 in cash in accordance with the original vesting schedule applicable to such awards.

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

Approximately $3,628,000 of cash and 278,974 shares of common stock were deposited in escrow and will be held for one year from the date of acquisition as partial security for indemnification obligations of the IO Turbine stockholders pursuant to the Merger Agreement. As of March 31, 2012, the Company had not made any claims for indemnification against the IO Turbine stockholders pursuant to the Merger Agreement.

Preliminary purchase price allocation

The total purchase price for IO Turbine was allocated to the preliminary net tangible and intangible assets based upon their preliminary fair values as set forth below. The acquisition of IO Turbine is a key part of the Company’s strategy to enable enterprise customers to increase the utilization, performance, and efficiency of their datacenter resources, and extract greater value from their information assets. These factors contributed to a purchase price in excess of the fair value of the IO Turbine net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction. The excess of the purchase price over the preliminary net tangible assets and preliminary intangible asset was recorded as goodwill.

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

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The preliminary allocation of the purchase price is subject to potential adjustments primarily related to working capital balances and the assessment of pre-existing tax-related matters that may be identified in the future and could have a material impact on the condensed consolidated financial statements. The Company expects the allocation of the purchase price to be final in the first quarter of fiscal 2013.

For the three and nine months ended March 31, 2012, operating expenses associated with IO Turbine were approximately $5,156,000 and $16,775,000, respectively, of which approximately $2,732,000 and $10,781,000, respectively, related to stock-based compensation expense.

Acquisition related expenses

Acquisition related expenses totaled approximately $1,327,000 for the nine months ended March 31, 2012 and were recorded in general and administrative expenses. Of the total acquisition related expenses, $450,000 related to a prepaid royalty fee, paid by the Company to IO Turbine in fiscal 2011, which was expensed by the Company upon completion of the acquisition of IO Turbine.

Unaudited pro forma financial information

The following unaudited pro forma financial information is based on the combined historical financial statements of the Company and IO Turbine after giving effect to the Company’s acquisition of IO Turbine as if it had occurred as of July 1, 2010 and includes pro forma adjustments related to the amortization of acquired intangible assets, stock-based compensation expense, and depreciation expense (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Revenue	$67,251	$94,237	$125,515	$252,753
Net income (loss) from operations	3,876	(4,924)	(10,653)	(14,528)
Net income (loss)	3,178	(4,676)	(11,900)	(13,420)
Net income (loss) per share, basic	$0.20	$(0.05)	$(0.80)	$(0.16)
Net income (loss) per share, diluted	$0.04	$(0.05)	$(0.80)	$(0.16)

The amounts in the table above do not include non-recurring expense of approximately $3,795,000 related to the acceleration of vesting on certain stock-based awards that was recorded by the Company as stock-based compensation expense in the nine months ended March 31, 2012.

5. Goodwill and Intangible Assets:

Changes in the carrying amount of Goodwill consisted of the following (in thousands):

Total
Balance as of June 30, 2011	$—
Current period acquisitions	54,777

Balance as of March 31, 2012	$54,777

The Company’s goodwill is not deductible for income tax purposes.

The Company’s intangible assets and related accumulated amortization consisted of the following as of March 31, 2012 (in thousands):

	Weighted-Average Useful Life	Cost	Accumulated Amortization	Net
Developed technology	4 years	$10,500	$(1,677)	$8,823

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

For the three and nine months ended March 31, 2012, amortization expense related to intangible assets was approximately $656,000 and $1,677,000, respectively. Estimated amortization expense in future periods through fiscal year 2016 for intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Total
Remaining 2012	656
2013	2,625
2014	2,625
2015	2,625
2016	292

$8,823

6. Long-term Obligations

Loan and Security Agreement

In September 2010, the Company amended and restated its loan and security agreement (the “Revolving Line of Credit”) with a financial institution. The Revolving Line of Credit allows the Company to borrow up to a limit of $25,000,000 with a sublimit of $6,000,000 for letters of credit, certain cash management services and foreign exchange forward contracts. The total balance of letters of credit outstanding at March 31, 2012 was $3,183,000, which reduces the amount the Company has available to borrow under the Revolving Line of Credit. Borrowings under the Revolving Line of Credit accrue interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the prime rate as published in the Wall Street Journal. An unused commitment fee equal to 0.375% of the difference between the $25,000,000 limit and the average daily balance of borrowings outstanding each quarter is due on the last day of such quarter. The Revolving Line of Credit is secured by substantially all assets of the Company. The Company can make advances against the Revolving Line of Credit until its maturity date in September 2012, at which time all unpaid principal and interest shall be due and payable.

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

As of March 31, 2012, no borrowings were outstanding under the Revolving Line of Credit and the Company was in compliance with all covenants.

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

The components of the Company income tax expense or benefit include state income taxes, foreign income taxes, U.S. federal alternative minimum tax, effects of stock-based awards, and the reversal of a portion of the valuation allowance related to the IO Turbine acquisition. Income tax expense was approximately $390,000 and income tax benefit was approximately $167,000 for the three months ended March 31, 2011 and 2012, respectively, or approximately 5% and 3% of income (loss) before income taxes, respectively. Income tax expense was approximately $434,000 and income tax benefit was approximately $872,000 for the nine months ended March 31, 2011 and 2012, respectively, or approximately 56% and 21% of loss before income taxes, respectively. The Company received a tax benefit for the nine months ended March 31, 2012 of approximately $2,782,000 as a result of a valuation allowance reversal related to deferred tax liabilities generated from the acquisition of IO Turbine. In addition, the Company received

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

a tax benefit for the three and nine months ended March 31, 2012 of approximately $523,000 related to certain tax deductions for stock-based awards. The effective tax rate for the three and nine months ended March 31, 2012 differs from the U.S. federal statutory rate of 35% primarily due to the Company’s full valuation allowance against its net deferred tax assets and the tax effect of stock-based awards.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state or foreign tax returns are not currently under examination.

The Company is subject to income taxes in various U.S. and foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. During the nine months ended March 31, 2012, the aggregate change in the total gross amount of unrecognized tax benefits was as follows (in thousands):

Total
Balance at June 30, 2011	$835
Increase in unrecognized tax benefits	1,223

Balance at March 31, 2012	$2,058

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

8. Stockholders’ Equity

Equity Incentive Plans

Stock option activity for the nine months ended March 31, 2012 was as follows:

	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding as of June 30, 2011	24,727,931	$2.31
Granted	2,635,250	22.46
Assumed in connection with the acquisition of IO Turbine	264,792	1.24
Exercised	(6,430,241)	1.10
Canceled	(341,694)	12.11

Outstanding as of March 31, 2012	20,856,038	5.05	8.3	$487,155

Vested and expected to vest as of March 31, 2012	17,612,035	4.58	8.2	$419,738

Vested and exercisable as of March 31, 2012	6,243,534	2.06	7.7	$164,544

(1)	The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of March 31, 2012.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Employee Stock Options

Additional per share information related to stock options granted to employees was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Weighted-average grant date fair value — granted	$2.53	$14.50	$2.49	$12.37
Weighted-average grant date fair value — assumed in connection with the acquisition of IO Turbine	—	—	—	27.31
Weighted-average grant date fair value — forfeited	0.56	11.36	1.23	10.47

The aggregate intrinsic value of stock options exercised during the three and nine months ended March 31, 2012 was approximately $84,546,000 and $175,427,000, respectively, which reflected the difference between the exercise prices of the underlying stock option awards and the fair value of the Company’s common stock on the date of exercise.

The Company recorded stock-based compensation expense related to employee stock options of approximately $1,358,000 and $4,914,000 for the three months ended March 31, 2011 and 2012, respectively, and approximately $2,922,000 and $11,879,000 for the nine months ended March 31, 2011 and 2012, respectively. As of March 31, 2012, there was approximately $55,928,000 of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 2.7 years.

On December 16, 2011, the Company accelerated the vesting of 12,500 stock options in connection with the resignation of Christopher J. Schaepe from the Board of Directors of the Company. As a result of the acceleration, the Company recorded approximately $199,000 of employee related stock-based compensation expense for the nine months ended March 31, 2012.

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

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to employee stock options:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Expected volatility	48%	59–60%	48–49%	59–60%
Expected term (in years)	3.5–7.0	6.0–6.1	3.2–7.0	5.2–6.6
Risk-free interest rate	1.2–2.7%	1.0–1.3%	0.6–2.7%	1.0–2.0%
Expected dividends	—	—	—	—

Non-employee Stock Options

The Company from time to time grants options to purchase common stock to non-employees for advisory and consulting services. The Company estimates the fair value of these stock options using the Black-Scholes-Merton option pricing formula at each balance sheet date and records expense ratably over the vesting period of each stock option award. The Company recorded stock-based compensation expense related to these non-employee stock options of approximately $287,000 and $2,616,000 for the three months ended March 31, 2011 and 2012, respectively, and approximately $411,000 and $6,589,000 for the nine months ended March 31, 2011 and 2012, respectively.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to non-employee stock options:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Expected volatility	48–58%	59–60%	48–58%	59–62%
Expected term (in years)	7.1–9.8	6.6–9.2	7.1–10.0	6.6–9.7
Risk-free interest rate	2.8–3.4%	1.7–2.2%	2.1–3.4%	1.7–2.4%
Expected dividends	—	—	—	—

Restricted Stock Units and Restricted Stock Awards

The following table summarizes activity during the nine months ended March 31, 2012 related to restricted stock units (“RSUs”) and RSAs:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested RSUs and RSAs at June 30, 2011	—	$—
Granted	1,009,343	25.78
Assumed in connection with the acquisition of IO Turbine	916,202	28.40
Vested	(117,978)	28.34
Accelerated vesting in connection with the acquisition of IO Turbine	(502,514)	28.40
Forfeited	(12,779)	28.40
Cancelled	(18,900)	19.00

Unvested RSUs and RSAs at March 31, 2012	1,273,374	26.47

The Company recorded stock-based compensation expense related to RSUs and RSAs of approximately $98,000 and $3,546,000 for the three months ended March 31, 2011 and 2012, respectively, and $399,000 and $11,708,000 for the nine months ended March 31, 2011 and 2012, respectively. Of the stock-based compensation expense recognized during the nine months ended March 31, 2012, approximately $3,795,000 was due to accelerated vesting of certain RSAs assumed in connection with the IO Turbine acquisition, of which, approximately $793,000 related to awards that were settled in cash at the time of acquisition. At March 31, 2012, there was approximately $29,254,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 2.8 years.

Repurchases of Vested Restricted Stock Units

The Company is required to withhold minimum statutory taxes related to the vesting of RSUs, including the forfeiting of a portion of the newly vested award that has a current value equal to the withholding obligation. The Company is then required to remit the amount of taxes owed by the employee to the appropriate taxing authority. As a result of such forfeitures, during the three and nine months ended March 31, 2012, the Company effectively repurchased a total of 111 shares of common stock related to employee tax withholding obligations. The Company has recorded approximately $3,000 as a financing activity for these forfeitures in the condensed consolidated statement of cash flows for the nine months ended March 31, 2012.

Employee Stock Purchase Plan

The Company recorded stock-based compensation expense related to its 2011 Employee Stock Purchase Plan (“ESPP”) of approximately $391,000 and $1,024,000 for the three and nine months ended March 31, 2012, respectively. During the three and nine months ended March 31, 2012, the Company issued 148,938 shares of common stock under the ESPP. At March 31, 2012, a total of 351,062 shares of common stock were reserved for future issuance under the ESPP.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Stock-based Compensation Expense

Total stock-based compensation expense was classified as follows in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Cost of revenue	$10	$54	$16	$130
Sales and marketing	506	1,712	1,156	4,280
Research and development	359	2,052	762	5,340
General and administrative	868	7,649	1,798	21,450

Total stock-based compensation	$1,743	$11,467	$3,732	$31,200

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

The terms of the repurchase transaction for 150,000 of such shares required the Company to pay additional consideration to one of the stockholders if a liquidity event occurred at any time prior to May 2, 2012 in which the price per share of the Company’s common stock was greater than $15.00. For this purpose, a liquidity event was defined as either a change of control or sale of substantially all of the assets of the Company or the initial public offering of common stock of the Company, or IPO. The amount of the additional per share consideration payable was equal to half the difference between the applicable liquidity event price per share and $15.00. The liquidity event price per share was the closing per share sale price as of the first trading day following the December 5, 2011 expiration date of the lock-up period described in the underwriting section of the Company’s Form S-1 registration statement. In accordance with the terms of the repurchase transaction, the Company paid $1,066,500 in additional consideration to the stockholder on December 9, 2011. As this transaction was settled with a cash payment and the amount of settlement was indexed to the Company’s common stock price per share on December 6, 2011, this transaction was accounted for as a derivative instrument in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, and was recorded at fair value (approximately $1,137,000 and $0 as of June 30, 2011 and March 31, 2012, respectively) on the condensed consolidated balance sheets in accrued and other liabilities. The derivative agreement does not meet the hedge criteria and the Company recorded the change in fair value of the derivative of approximately $70,000 as other income in the condensed consolidated statement of operations for the nine months ended March 31, 2012.

9. Commitments and Contingencies

Letters of Credit

As of June 30, 2011 and March 31, 2012, the Company had a total of $3,349,000 and $3,183,000, respectively, in letters of credit outstanding with a financial institution. These outstanding letters of credit have been issued for purposes of securing the Company’s obligations under equipment and facility leases.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Leases

Future minimum lease payments under non-cancelable operating leases and payments under capital leases were as follows (in thousands):

Fiscal Year Ended June 30,	Capital Leases	Operating Leases
2012 (three months ending June 30, 2012)	$27	$1,301
2013	11	5,734
2014	—	5,305
2015	—	5,647
2016	—	5,771
Thereafter	—	27,564

Total	38	$51,322

Less: imputed interest	(28)

Capital lease obligations	10
Less: current portion	(10)

Capital lease obligations — noncurrent	$—

Operating lease payments primarily relate to the Company’s leases of office space with various expiration dates through 2021. The terms of these leases often include periods of free rent, or rent holidays, and increasing rental rates over time. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense recorded but not paid.

In May 2010, the Company entered into new leases to expand its primary office facilities in Salt Lake City, Utah. The term of these leases includes an initial lease term that ends in September 2021, plus the option for the Company to extend the lease for an additional five years. These leases include rent holidays during the first year beginning with the lease effective date and also require the Company to provide the lessor letters of credit in aggregate of $3,000,000.

In January 2012, the Company entered into a lease agreement to lease approximately 79,000 square feet of office space located in San Jose, California (the “San Jose Facility”). The lease term of 84 months began in February 2012 and the lease provides for monthly payments of rent during the term as set forth in the lease. These monthly payments commence at $96,000 per month and conclude at approximately $150,000 per month. The lease also provides that the Company must pay taxes and operating expenses in addition to the base rent. Before the Company occupies the San Jose Facility, it plans to perform some improvements to the building’s interior, of which $1,187,000 will be paid by the landlord. The Company plans to relocate all employees currently based in the Silicon Valley area to the San Jose Facility.

The Company also leases certain equipment under operating leases that expire at various dates through 2016. These equipment leases typically include provisions that allow the Company at the end of the initial lease term to renew the lease, purchase the underlying equipment at the then fair market value or return the equipment to the lessor.

Rent expense was approximately $1,210,000 and $1,569,000 for the three months ended March 31, 2011 and 2012, respectively, and approximately $2,901,000 and $3,836,000 for the nine months ended March 31, 2011 and 2012, respectively.

Purchase Commitments

The Company had non-cancelable purchase orders for raw materials inventory of approximately $1,495,000 and $6,530,000 as of June 30, 2011 and March 31, 2012, respectively.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2011 and March 31, 2012.

Many of the Company’s agreements with customers and channel partners, including OEMs and resellers, generally include certain provisions for indemnifying the channel partners and customers against third-party claims of intellectual property infringement arising from the use of the Company’s products. To date, the Company has not incurred any material costs as a result of such indemnification provisions and has not accrued any liabilities related to such obligations in its consolidated financial statements.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Legal Matters

The Company is subject to legal proceedings and claims arising in the ordinary course of business, including claims of alleged infringement of third-party intellectual property rights. With respect to certain of these matters, the Company’s third-party suppliers have agreed to indemnify and defend the Company. No accrual has been recorded as of March 31, 2012, as the outcome of these legal matters is currently not determinable. However, litigation is inherently unpredictable and an unfavorable resolution of any of these matters could materially affect the Company’s consolidated financial position, cash flows or results of operations. All legal costs associated with litigation are expensed as incurred.

On September 7, 2011, Solid State Storage Solutions, Inc. filed a lawsuit in U.S. District for the Eastern District of Texas against the Company and eight other companies. The complaint alleges that the Company’s products infringe U.S. Patent Nos. 6,701,471; 7,234,087; 7,721,165; 6,370,059; 7,366,016; 7,746,697; 7,616,485; 6,341,085; 6,567,334; 6,347,051; 7,064,995; and 7,327,624. The complaint seeks both damages and a permanent injunction against us. The Company has limited information about the specific infringement allegations, but based on its preliminary investigation of the patents identified in the complaint, the Company does not believe that its products infringe any valid or enforceable claim of these patents. The Court has set a schedule calling for a patent claim construction hearing on January 9, 2013, and a trial commencing on July 1, 2013.

10. Related Party Transactions

Immediately prior to the Company’s acquisition of IO Turbine in August 2011, Lightspeed Venture Partners, a venture capital firm, through certain of its related funds (including Lightspeed Venture Partners VIII L.P. and Lightspeed Venture Partners VII, L.P.) owned over 10% of the Company’s outstanding capital stock and over 25% of IO Turbine’s capital stock. Christopher J. Schaepe, a member of the Company’s board of directors until his resignation on December 16, 2011, is a founding managing director of Lightspeed. In connection with the acquisition, Lightspeed received 744,866 shares of the Company’s common stock.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements include, but are not limited to, statements concerning our possible or assumed future results of operations, business strategies, financing plans, technological leadership, market opportunity, expectations regarding product acceptance, ability to innovate new products and bring them to market in a timely manner, ability to successfully increase sales of our software offerings as part of our overall sales strategy, competitive position and the effects of competition, industry environment, potential growth opportunities, ability to expand internationally, the impact of quarterly fluctuations of revenue and operating results, changes to and expectations concerning gross margin, expectations concerning relationships with third parties, including channel partners, key customers and original equipment manufacturers, or OEMs, levels of capital expenditures, future capital requirements and availability to fund operations and growth, the adequacy of facilities, impact of the acquisition of IO Turbine, Inc., the adequacy of our intellectual property, intellectual property claims, the sufficiency of our issued patents and patent applications to protect our intellectual property, the effects of a natural disaster on us or our suppliers, our ability to resell inventory that we cannot use in our products due to obsolescence, our ability to grow our sales through OEMs and other channel partners and maintaining our relationships with those channel partners, including the timely qualification of our products for promotion and sale through those channels, particularly OEMs, OEM’s continuing to design our products into their products, and the importance of software innovation. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

These forward-looking statements are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report, as well as those discussed in our Annual Report on Form 10-K for the year ended June 30, 2011. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition, and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements.

We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events, or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, that attempt to advise interested parties of the risks and factors that may affect our business, prospects, and results of operations.

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes included in this report, and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2011.

Overview

We have pioneered a next generation storage memory platform for shared data decentralization. Our solution includes ioMemory hardware with VSL storage virtualization software, automated data-tiering and virtualization caching software, and datacenter management software.

We have experienced significant revenue growth from $125.5 million to $252.8 million in the nine months ended March 31, 2011 and 2012, respectively. Our headcount increased from 395 employees as of March 31, 2011 to 619 employees as of March 31, 2012.

We sell our products through our global direct sales force, OEMs, including Dell, HP, and IBM, and other channel partners. Some of our OEMs and other channel partners integrate our platform into their own proprietary product offerings. Our primary sales office is located in San Jose, California, and we also have additional sales presence in North America, Europe, and Asia.

Large purchases by a limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Customers that accounted for more than 10% of our revenue represented 82% of revenue for each of the three months ended March 31, 2011 and 2012, respectively, and 70% and 73% of revenue for the nine months ended March 31, 2011 and 2012, respectively. We expect that sales to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future.

We anticipate that sales through OEMs will continue to constitute a substantial portion of our future revenue. In some cases, our products must be designed or qualified into the OEM’s products. If that fails to occur for a given product line of an OEM, we would likely be unable to sell our products to that OEM during the life cycle of that product, which would adversely affect our revenue. We expect that as we continue to expand our global presence and business overseas, we will increasingly depend on our OEM relationships in such markets.

We believe that extending our platform differentiation through software innovation will be critical to achieving broader market acceptance and maintaining or increasing our gross margins. In this regard, our ioTurbine virtualization caching software, directCache automated data-tiering software, ioSphere platform management software and the software development kit integrates and adds significant value to our platforms and we intend to continue adding software functionality to differentiate our products. The next generation VSL 3.0 virtualization software subsystem, for our next generation hardware platform is in full production. We continue to devote the majority of our research and development resources to software development, and if we are unable to successfully develop or acquire, and then market and sell additional software functionality, our ability to increase our revenue and gross margins could be adversely affected.

Our ioMemory forms the basis of our hardware offering and is designed as a portfolio of upgradeable modules, enabling faster time-to-market and increased extensibility, and it provides server-based storage memory, low access latency, field upgradeability, deep error correction, self-healing protection and native PCI Express connectivity. Our recently released second generation ioMemory technology supports the latest NAND geometries, significantly increases performance and capacity, improves reliability while retaining the ability to build storage systems of varying capacity, performance, and form factors. At the heart of the ioMemory hardware is our proprietary field programmable data-path controller. It connects a large array of non-volatile memory chips natively to the server’s PCI-Express 1.0 or 2.0 peripheral bus, and addresses the reliability issues of non-volatile memory with our Adaptive Flashback Protection advanced chip-level fault tolerance technology, which is capable of restoring, correcting, and resurrecting lost data in the Flash-based storage sub-system.

Our portfolio of storage memory products incorporates our ioMemory hardware modules and related VSL and caching software into our family of ioDrive, ioCache, and ioFX enterprise grade products. Our ioDrive, ioDrive2, ioCache, and ioFX products work in conjunction or are integrated with our ioTurbine virtualization caching software and directCache data-tiering software.

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

Recent Developments

On August 11, 2011, we acquired IO Turbine, Inc., or IO Turbine, a provider of caching solutions for virtual environments, based in San Jose, California. The acquisition of IO Turbine is a key part of our strategy to enable enterprise customers to increase the utilization, performance, and efficiency of their datacenter resources, and extract greater value from their information assets. The aggregate consideration in the acquisition for all of IO Turbine’s outstanding securities on a fully diluted basis was approximately $65.6 million, which consisted of (1) cash, (2) shares of our common stock valued at $28.40 per share, the closing sale price of our common stock on the closing date of the acquisition, and (3) the fair value (approximately $0.9 million) of assumed stock options and restricted stock awards attributable to pre-acquisition service. In addition, subsequent to the acquisition we will recognize up to approximately $26.4 million of stock-based compensation expense related to the fair value of assumed restricted stock awards and stock options, of which approximately $3.8 million was expensed immediately in connection with the acceleration of vesting of certain restricted stock awards and the remainder will be recognized over the underlying future service period of the assumed stock awards and stock options. The assets, liabilities, and operating results of IO Turbine are reflected in our consolidated financial statements from the date of acquisition. Approximately $3.6 million of cash and 278,974 shares were deposited in escrow and will be held for one year from the date of acquisition as partial security for indemnification obligations of the IO Turbine stockholders pursuant to the merger agreement.

In November 2011, we completed a follow-on public offering of our common stock in which we sold and issued 3,000,000 shares at an issuance price of $33.00 per share. After deducting underwriting discounts and commissions and approximately $1.1 million in offering costs, we received approximately $94.0 million in net proceeds.

Components of Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our storage memory products and support services. We sell our storage memory platform through our global direct sales force, OEMs, and other channel partners. We provide our support services pursuant to support contracts, which involve hardware support, software support, and software upgrades on a when-and-if available basis, and typically have a one-year term. Revenue from support services represented $1.5 million and $3.8 million for the three months ended March 31, 2011 and 2012, respectively, and $2.6 million and $8.9 million for the nine months ended March 31, 2011 and 2012, respectively.

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

Operating Expenses

The largest component of our operating expenses is personnel costs, consisting of salaries, benefits, and incentive compensation for our employees, which includes stock-based compensation. Our headcount increased from 395 employees as of March 31, 2011 to 619 employees as of March 31, 2012, representing an increase of 224 employees. As a result, operating expenses have increased significantly over these periods.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, travel-related costs, consulting expenses associated with sales and marketing activities and facilities-related costs.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, amortization of an intangible asset, consulting services, depreciation associated with research and development equipment and facilities-related costs. We expense research and development costs as incurred.

General and Administrative

General and administrative expenses consist primarily of personnel costs, legal expenses, consulting and professional services, audit costs, and facility-related expenses for our executive, finance, human resources, information technology, and legal organizations.

Other income (expense), net

Other income (expense), net consists of changes in the fair value of a derivative related to a repurchase of our common stock, interest expense, interest income, realized gains and losses from investments, and transactional foreign currency gains and losses.

Trends in Our Business

Gross Margin

For the three months ended March 31, 2012, gross margin increased mainly due to improved raw material costs. We are now qualified with three NAND flash suppliers, and we believe there is potential for additional gross margin improvement; however, we will continue to balance driving market adoption with improving gross margin. For the three months ended June 30, 2012, we anticipate our gross margin to continue to improve slightly due to lower raw material costs and more normalized product mix.

Sales and Marketing

We plan to continue to invest in sales by increasing our sales headcount. Our sales personnel are typically not immediately productive and therefore the increase in sales and marketing expense we incur when we add new sales representatives is not immediately offset by increased revenue and may not result in increased revenue over the long-term. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue could therefore affect our future period-to-period financial performance. We expect that sales and marketing expenses will continue to increase in absolute dollars and may fluctuate as a percentage of revenue as we expect to continue hiring.

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

General and Administrative

While we expect personnel costs, including stock-based compensation expense for employees and non-employees, to be the primary component of general and administrative expenses, we also expect to continue to incur significant incremental legal and accounting costs related to compliance with rules and regulations implemented by the SEC, as well as additional insurance, investor relations, and other costs associated with being a public company. We expect that general and administrative expenses will continue to increase in absolute dollars and as a percentage of revenue primarily due to stock-based compensation related to the IO Turbine acquisition, infrastructure costs to support our international growth and in legal costs related to intellectual property.

Results of Operations

Revenue

The following table presents our revenue for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2011	2012	$	%	2011	2012	$	%
Revenue	$67,251	$94,237	$26,986	40%	$125,515	$252,753	$127,238	101%

Revenue increased $27.0 million from the three months ended March 31, 2011 to the three months ended March 31, 2012, and increased $127.2 million from the nine months ended March 31, 2011 to the nine months ended March 31, 2012 primarily due to the increase in the overall volume of our products shipped.

Customers that accounted for more than 10% of our revenue represented 82% of revenue for each of the three months ended March 31, 2011 and 2012, respectively, and 70% and 73% of revenue for the nine months ended March 31, 2011 and 2012, respectively. Revenue from customers with a ship-to location in the United States accounted for 88% and 73% of revenue for the three months ended March 31, 2011 and 2012, respectively, and 82% and 71% of revenue for the nine months ended March 31, 2011 and 2012, respectively.

Cost of Revenue and Gross Margin

The following table presents our cost of revenue, gross profit and gross margin for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2011	2012	$	%	2011	2012	$	%
Cost of revenue	$31,498	$45,180	$13,682	43%	$59,788	$113,740	$53,952	90%
Gross profit	35,753	49,057	13,304	37%	65,727	139,013	73,286	112%
Gross margin	53%	52%			52%	55%

Cost of revenue increased $13.7 million and gross profit increased $13.3 million from the three months ended March 31, 2011 compared to the three months ended March 31, 2012, primarily due to the increase in volume of product shipped. Gross margin decreased due to higher raw material costs associated with the early stages of the ioDrive2 product lifecycle and also related to product mix.

Cost of revenue increased $54.0 million and gross profit increased $73.3 million from the nine months ended March 31, 2011 compared to the nine months ended March 31, 2012, primarily due to the increase in volume of product shipped. Gross margin increased due to product mix and favorable pricing of NAND.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2011	2012	$	%	2011	2012	$	%
Sales and marketing	$14,760	$23,012	$8,252	56%	$35,176	$60,754	$25,578	73%

Sales and marketing expenses increased $8.3 million from the three months ended March 31, 2011 to the three months ended March 31, 2012, primarily due to an increase in the number of sales and marketing employees, from 208 as of March 31, 2011 to 319 as of March 31, 2012. This resulted in a $6.0 million increase in personnel-related costs, including a $0.5 million increase in commission expense. The increase was also due to a $1.0 million increase in marketing program costs.

Sales and marketing expenses increased $25.6 million from the nine months ended March 31, 2011 to the nine months ended March 31, 2012, primarily due to an increase in the number of sales and marketing employees, from 208 as of March 31, 2011 to 319 as of March 31, 2012. This resulted in an $18.9 million increase in personnel-related costs, including a $4.0 million increase in commission expense. The increase was also due to a $2.0 million increase in marketing program costs and a $1.4 million increase in travel-related costs.

Research and Development

The following table presents our research and development expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2011	2012	$	%	2011	2012	$	%
Research and development	$7,731	$15,919	$8,188	106%	$18,272	$40,550	$22,278	122%

Research and development expenses increased $8.2 million from the three months ended March 31, 2011 to the three months ended March 31, 2012, primarily due to an increase in the number of research and development employees, from 128 as of March 31, 2011 to 229 as of March 31, 2012. This resulted in a $5.6 million increase in personnel-related costs. The increase was also due to a $0.7 million increase in amortization expense for an intangible asset for developed technology acquired in the IO Turbine acquisition and a $0.5 million increase in manufacturing costs for new product prototypes.

Research and development expenses increased $22.3 million from the nine months ended March 31, 2011 to the nine months ended March 31, 2012, primarily due to an increase in the number of research and development employees, from 128 as of March 31, 2011 to 229 as of March 31, 2012. This resulted in a $14.7 million increase in personnel-related costs. The increase was also due to a $2.5 million increase in manufacturing costs for new product prototypes and a $1.7 million increase in amortization expense for an intangible asset for developed technology acquired in the IO Turbine acquisition.

General and Administrative

The following table presents our general and administrative expenses for the periods indicated and related changes as to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2011	2012	$	%	2011	2012	$	%
General and administrative	$5,533	$15,050	$9,517	172%	$12,244	$42,015	$29,771	243%

General and administrative expenses increased $9.5 million from the three months ended March 31, 2011 compared to the three months ended March 31, 2012, primarily due to an increase in stock-based compensation of $6.8 million. In addition, the increase was due to growth in the number of general and administrative employees, from 59 as of March 31, 2011 to 71 as of March 31, 2012. These increases contributed to an $8.1 million increase in personnel-related costs. The majority of the remaining increase was due to a $0.4 million increase in other professional accounting and legal services.

General and administrative expenses increased $29.8 million from the nine months ended March 31, 2011 to the nine months ended March 31, 2012, primarily due to an increase in stock-based compensation of $19.7 million, of which $3.8 million related to the acceleration of vesting of certain restricted stock awards assumed in connection with the acquisition of IO Turbine. In addition, the increase was due to growth in the number of general and administrative employees, from 59 as of March 31, 2011 to 71 as of March 31, 2012. These increases contributed to a $22.4 million increase in personnel-related costs. The majority of the remaining increase was due to a $2.2 million increase in other professional accounting and legal services and a $1.3 million increase in acquisition related costs due the acquisition of IO Turbine.

Other (Expense) Income, net

The following table presents our other income (expense), net for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2011	2012	$	%	2011	2012	$	%
Other (expense) income, net	$(304)	$81	$385	127%	$(810)	$238	$1,048	129%

Other (expense) income, net increased $0.4 million from the three months ended March 31, 2011 to the three months ended March 31, 2012, primarily due to a decrease in interest expense of $0.3 million, which was primarily the result of a change in the fair value of a preferred stock warrant.

Other (expense) income, net increased $1.0 million from the nine months ended March 31, 2011 to the nine months ended March 31, 2012, primarily due to a decrease in interest expense of $0.7 million, which was primarily the result of a change in the fair value of a preferred stock warrant.

Income Tax (Expense) Benefit

The following table presents our income tax (expense) benefit for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2011	2012	$	%	2011	2012	$	%
Income tax (expense) benefit	$(390)	$167	$557	143%	$(434)	$872	$1,306	301%

Income tax (expense) benefit changed by $0.6 million from the three months ended March 31, 2011 compared to the three months ended March 31, 2012, primarily due to a tax provision benefit we received related to stock-based awards.

Income tax (expense) benefit changed by $1.3 million from the nine months ended March 31, 2011 compared to the nine months ended March 31, 2012, primarily due to a tax benefit we received in the nine months ended March 31, 2012 as a result of a partial reversal of the valuation allowance against our deferred tax assets as a result of a deferred tax liability recognized in connection with the acquisition of IO Turbine as well as a tax provision benefit we received related to stock-based awards. These were partially offset by state income taxes and foreign income taxes on current income in jurisdictions for which net operating loss carryforwards are not available as well as U.S. federal alternative minimum tax.

Financial Position, Liquidity and Capital Resources

Primary Sources of Liquidity

As of March 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $294.7 million, accounts receivable of $49.3 million and amounts available under the Revolving Line of Credit of approximately $21.8 million. In June 2011, we completed an initial public offering of our common stock, or IPO, in which we issued and sold 12,600,607 shares and received net proceeds of approximately $218.9 million. In November 2011, we completed a follow-on offering of our common stock in which we issued and sold 3,000,000 shares and received net proceeds of approximately $94.0 million. We had working capital of $375.5 million as of March 31, 2012.

In August 2011, we used approximately $17.6 million (net of cash acquired) of the net IPO proceeds as partial consideration to purchase IO Turbine. We anticipate using the remaining net proceeds from our public offerings for working capital and general corporate purposes, including expansion of our sales organization, further development and expansion of our product offerings and possible acquisitions of, or investments in, businesses, technologies, or other assets. We have no present understandings, commitments, or agreements to enter into any acquisitions or investments. Our excess cash is primarily invested in money market funds.

Historically, our primary sources of liquidity have been from customer payments for our products and services, the issuance of common and convertible preferred stock and convertible notes and proceeds from our revolving line of credit.

Cash Flow Analysis

	Nine Months Ended March 31,
	2011	2012
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(1,544)	$4,197
Investing activities	1,973	(34,163)
Financing activities	6,279	105,056

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases, and payments for operating expenses.

Our net cash used in operating activities for the nine months ended March 31, 2011 was $1.5 million and was primarily due to an increase in our inventory balance of $13.8 million as a result of the increasing demand for our products. Our net loss for the nine months ended March 31, 2011 was $1.2 million. We also had headcount increases in all areas of our business from 216 employees as of March 31, 2010 to 395 employees as of March 31, 2011. Significant non-cash expenses included in net loss were stock-based compensation of $3.7 million and depreciation and amortization expense of $3.2 million.

Our net cash provided by operating activities for the nine months ended March 31, 2012 was $4.2 million. During this period, cash collected from our customers exceeded our operating cash outflows, which consisted primarily of purchases of inventory and personnel-related costs.

Investing Activities

Cash flows from investing activities primarily related to purchases of computer equipment, leasehold improvements, and machinery and equipment to support our growth. Investing activities also includes purchases, sales, and maturities of our short-term investments in available-for-sale securities and the acquisition of IO Turbine.

During the nine months ended March 31, 2011, our net cash provided by investing activities was $2.0 million, including $12.0 million in proceeds from the sale of short-term investments offset by $10.0 million for purchases of property and equipment.

During the nine months ended March 31, 2012, our net cash used in investing activities was $34.2 million and was primarily due to cash paid for the acquisition of IO Turbine, net of cash acquired, of $17.6 million and purchases of property and equipment of $16.6 million.

Financing Activities

Cash flows from financing activities in primarily related to proceeds from the issuance of common stock, the exercise of stock options, the employee stock purchase plan and a loan from a financial institution, offset by repayments of debt and capital lease obligations.

We generated $6.3 million in net cash from financing activities for the nine months ended March 31, 2011, primarily due to $11.0 million of net proceeds from a loan from a financial institution offset by a $6.3 million repayment of notes payable and capital lease obligations.

We generated $105.1 million of net cash from financing activities for the nine months ended March 31, 2012, primarily due to $94.0 million in net proceeds from the issuance of common stock through our follow-on offering, $10.4 million in net proceeds from our employee stock purchase plan and exercise of stock options and $1.8 million from a tax benefit from the exercise of stock options, all offset by the payout of the common stock repurchase derivative liability of $1.1 million.

Revolving Line of Credit

In September 2010, we amended and restated our loan and security agreement with a financial institution, providing for a revolving line of credit. This revolving line of credit allows us to borrow up to a limit of $25.0 million with a sublimit of $6.0 million for letters of credit, certain cash management services and foreign exchange forward contracts. The total balance of letters of credit outstanding at March 31, 2012 was approximately $3.2 million, which reduces the amount we have available to borrow under the revolving line of credit. Borrowings under the revolving line of credit accrue interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the prime rate as published in the Wall Street Journal. An unused commitment fee equal to 0.375% of the difference between the $25.0 million limit and the average daily balance of borrowings outstanding each quarter is due on the last day of such quarter. The revolving line of credit is secured by substantially all our assets. We can make advances against the revolving line of credit until its maturity date in September 2012, at which time all unpaid principal and interest shall be due and payable.

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

As of March 31, 2012, no borrowings were outstanding under the revolving line of credit and we were in compliance with all covenants.

Future Capital Requirements

Our future capital requirements will depend on many factors, including our rate of revenue growth, possible acquisitions of, or investments in, businesses, technologies, or other assets, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts, and the expansion into new territories, the timing of new product introductions, the building of infrastructure to support our growth, the continued market acceptance of our products, and strategic investments in businesses.

We believe that our cash and cash equivalents and available amounts under the revolving line of credit, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Although we are not currently a party to any agreement or letter of intent regarding potential investments in, or acquisitions of, complementary businesses, applications, or technologies, we may enter into these types of arrangements, which could require us to seek additional equity or debt financing. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences, and privileges senior to those of our current stockholders. We cannot assure you that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Material Commitments

The following is a summary of our contractual obligations as of March 31, 2012 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating lease obligations	$51,322	$5,570	$5,327	$11,422	$29,003
Capital lease obligations	38	38	—	—	—
Purchase obligations(1)	6,530	6,530	—	—	—

Total	$57,890	$12,138	$5,327	$11,422	$29,003

(1)	Purchase obligations include non-cancelable purchase orders for raw materials inventory. Purchase obligations under purchase orders or contracts that we can cancel without a significant penalty, such as routine purchases for operating expenses, are not included in the above table.

Operating lease payments primarily relate to our leases of office space with various expiration dates through 2021. The terms of these leases often include periods of free rent, or rent holidays, and increasing rental rates over time. In May 2010, we entered into new leases to expand our primary office facilities in Salt Lake City, Utah. The term of these leases includes an initial lease term that ends in September 2021, plus the option for us to extend the lease for an additional five years. These leases include rent holidays during the first year beginning with the lease effective date and also require us to provide the lessor letters of credit in aggregate amount of $3.0 million. In January 2012, we entered into a lease agreement to lease approximately 79,000 square feet of office space located in San Jose, California. The lease term of 84 months began in February 2012, and the lease provides for monthly payments of rent during the term as set forth in the lease. These monthly payments commence at $96,000 per month and conclude at approximately $150,000 per month. The lease also provides that we must pay taxes and operating expenses in addition to the base rent. Before we occupy the San Jose Facility, we plan to perform some improvements to the building’s interior, of which $1,187,000 will be paid by the landlord. We plan to relocate all employees currently based in the Silicon Valley area to the new San Jose Facility.

Indemnification

We agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and could enable us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2012.

Many of our agreements with customers and channel partners, including OEMs, resellers, and value-added resellers, generally include certain provisions for indemnifying the channel partners and customers against third-party claims of intellectual property infringement arising from the use of our products. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in our consolidated financial statements.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances at the time made, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, business combinations and impairment of long-lived and intangible assets including goodwill, inventory valuation, warranty liability, and income taxes have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1 “Description of Business and Summary of Significant Accounting Policies” of the consolidated financial statements in the 2011 Annual Report filed on September 2, 2011.

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

•

Collection is Reasonably Assured — We conduct a credit worthiness assessment on all our customers, OEMs, and channel partners. Generally we do not require collateral. We continue to evaluate collectability by reviewing our customers’ and channel partners’ credit worthiness including a review of past transaction history. Our payment terms are typically net-30 days with terms up to net-60 days for certain customers and channel partners. Collection is reasonably assured if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not reasonably assured, revenue is deferred and recognized upon the receipt of cash.

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

For multiple-element arrangements originating or materially modified on or after July 1, 2009, we evaluated whether each deliverable could be accounted for as separate units of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value, and for an arrangement where a general right of return exists relative to a delivered item, delivery, or performance of the undelivered item must be considered probable and substantially in our control. Stand-alone value exists if the product or service is sold separately.

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

Our agreements with certain customers, including certain OEMs and other channel partners, contain provisions for sales returns in limited circumstances, price protection, and rebates. In limited circumstances and on an infrequent basis, even if we are not obligated to accept returned products, we may determine it is in our best interest to accept returns in order to maintain good relationships with our customers. We recognize revenue net of the effects of these estimated obligations at the time revenue is recorded.

We estimate product returns based upon our periodic analysis of historical returns as a percentage of revenue as well as known future returns. We periodically assess the accuracy of our historical estimates and to date the actual results have been reasonably consistent with our estimates. While we believe we have sufficient experience and knowledge of the market and customer buying patterns to reasonably estimate such returns, actual market conditions, or customer behavior could differ from our expectations and as a result, our actual results could change materially.

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

Business Combinations and Impairment of Long-lived and Intangible Assets, Including Goodwill

When we acquire businesses, we allocate the fair value of the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired company and our understanding of the future projections. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Periodically we assess potential impairment of our long-lived assets, which include property, equipment, and acquired intangible assets. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business strategy and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. We recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. We amortize intangible assets on a straight-line basis over their estimated useful lives.

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

Stock-Based Compensation

Under ASC 718, stock-based compensation cost for each award is estimated at the grant date based on the award’s fair value as calculated by an option-pricing model and is recognized as expense over the requisite service period. We use the Black-Scholes-Merton option-pricing model which requires various highly judgmental assumptions including the estimated fair value of our common stock, volatility over the expected life of the option, stock option exercise and cancellation behaviors, risk-free interest rate, and expected dividends. We estimated the fair value of each employee option granted and assumed through the IO Turbine acquisition using the following assumptions for the periods presented in the table below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Expected volatility	48%	59–60%	48–49%	59–60%
Expected term (in years)	3.5–7.0	6.0–6.1	3.2–7.0	5.2–6.6
Risk-free interest rate	1.2–2.7%	1.0–1.3%	0.6–2.7%	1.0–2.0%
Expected dividends	—	—	—	—

•

Volatility — As we do not have a trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for a group of companies we consider our peers based on a number of factors including, but not limited to, similarity to us with respect to industry, business model, stage of growth, financial risk, or other factors, along with considering the future plans of our company to determine the appropriate volatility over the expected life of the option. We used the daily price of these peers over a period equivalent to the expected term of the stock option grants. We did not rely on implied volatilities of traded options in our peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

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

We assess the valuation of all inventories, including raw materials, work in progress, and finished goods, on a periodic basis. Inventory carrying value adjustments are established to reduce the carrying amounts of our inventories to their net estimated realizable values. Carrying value adjustments are based on historical usage, expected demand, and evaluation unit conversion rate. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products, and technological obsolescence of our products. For example, because our revenue often is comprised of large, concentrated sales to a limited number of customers, we may carry high levels of inventory prior to shipment. In addition, in circumstances where a supplier discontinues the production of a key raw material component, such as a specific type of NAND Flash memory, we may be required to make significant “last-time” purchases in order to ensure supply continuity until the transition is made to products based on next generation components. If a significant order were cancelled after we had purchased the related inventory, or if estimates of “last-time” purchases exceed actual demand, we may be required to record additional inventory carrying value adjustments.

Warranty Liability

We provide our customers a standard limited product warranty of up to five years. Our standard warranties require us to repair or replace defective products during such warranty period at no cost to the customer. We estimate the costs that may be incurred under our standard limited warranty and record a liability in the amount of such costs at the time product sales are recognized. Factors that affect our warranty liability include the number of installed units, historical experience, and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liability each period and make adjustments to the liability as necessary.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Due to the net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, we have a full valuation allowance against our deferred tax assets.

As of March 31, 2012, we had federal net operating loss carryforwards of $190.0 million, of which $175.9 million relate to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. As of March 31, 2012, we had state net operating loss carryforwards of $169.3 million, of which $136.7 million relate to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. Additionally, we had federal and state research and development tax credit carryforwards in the amount of $2.3 million and $1.0 million, respectively. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. A limited amount of these carryforwards will be subject to annual limitations that may result in their expiration before some portion of them has been fully utilized.

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

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. We have expanded and we expect to continue to expand our international operations which will increase our potential exposure to fluctuations in foreign currencies. Our exposures are to fluctuations in exchange rates primarily for the U.S. dollar versus the euro and the British pound. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of March 31, 2012, we had approximately $1.3 million of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses. Through March 31, 2012, all of our sales were billed in U.S. dollars and therefore not subject to direct foreign currency risk.

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

Changes in Internal Control Over Financial Reporting.

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 7, 2012, Entorian Technologies L.P., filed a lawsuit in the U.S. District Court for the District of Utah against our company. The complaint alleges that memory stacks included in some of our products infringe U.S. Patent No. 5,420,751, or the ‘751 patent, which expires in May 2012. Polystak, Inc. is our third-party supplier of the accused memory stack component. On March 1, 2012, Polystak filed a lawsuit against Entorian Technologies in the U.S. District Court for the Northern District of California. The complaint alleges that the ‘751 patent is invalid, and that Polystak’s memory stacks do not infringe the ‘751 patent. On March 8, 2012, Entorian Technologies dismissed the lawsuit against us in Utah. On March 9, 2012, Entorian Technologies filed a counterclaim against us and Polystak in the Northern District of California lawsuit. The counterclaim alleges that Fusion-io and Polystak infringe the ‘751 patent and seeks damages, but it does not seek an injunction. Polystak has agreed to indemnify and defend us with respect to these lawsuits.

On September 7, 2011, Solid State Storage Solutions, Inc., or S4, filed a lawsuit in U.S. District for the Eastern District of Texas against our company and eight other companies. The complaint alleges that our products infringe U.S. Patent Nos. 6,701,471; 7,234,087; 7,721,165; 6,370,059; 7,366,016; 7,746,697; 7,616,485; 6,341,085; 6,567,334; 6,347,051; 7,064,995; and 7,327,624. The complaint seeks both damages and a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on storage controllers for flash memory and in particular to storage address mapping, I/O buffering, wear leveling, and reducing read latency in relation to interfacing with flash storage media. We use a custom programmed storage controller in our products. The Court has set a schedule calling for a patent claim construction hearing on January 9, 2013, and a trial commencing on July 1, 2013.

On May 18, 2011, Internet Machines LLC filed a lawsuit in U.S. District Court for the Eastern District of Texas against us and 20 other companies. The complaint alleges that our products infringe U.S. Patent Nos. 7,454,552; 7,421,532; 7,814,259; and 7,945,722. On August 26, 2011, Internet Machines MC LLC amended its prior complaint filed in U.S. District Court for the Eastern District of Texas against PLX Technology, Inc. to add our company and several other companies as defendants. This complaint alleges that our products infringe U.S. Patent No. 7,539,190. These complaints seek both damages and a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on a PCI switch component that, while used in some of our products, is manufactured by a third-party supplier. This third-party supplier (which was found to infringe the above identified U.S. Patent Nos. 7,454,552 and 7,421,532 by a jury in a prior case) has agreed to indemnify and defend us with respect to these lawsuits.

Based on our preliminary investigations of the patents identified in the Entorian Technologies, Internet Machines and S4 complaints, we do not believe that our products infringe any valid or enforceable claim of the patents at issue in those complaints. Nevertheless, the costs associated with any actual, pending, or threatened litigation could negatively impact our operating results regardless of the actual outcome. In addition, we may, from time to time, be involved in various legal proceedings arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows, or financial position.

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

We have significantly expanded our overall business, customer base, headcount, and operations, and we anticipate that we will continue to grow our business. For example, from March 31, 2011 to March 31, 2012, our headcount increased from 395 to 619 employees, representing an increase of 224 employees. Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth.

To manage our growth successfully, we believe we must effectively, among other things:

•	maintain and extend our leadership in data decentralization;

•	maintain and expand our existing original equipment manufacturer, or OEM, and channel partner relationships and develop new OEM and channel partner relationships;

•	forecast and control expenses;

•	recruit, hire, train, and manage additional research and development and sales personnel;

•	expand our support capabilities;

•	enhance and expand our distribution and supply chain infrastructure;

•	manage inventory levels;

•	enhance and expand our international operations; and

•	implement and improve our administrative, financial and operational systems, procedures, and controls.

We expect that our future growth will continue to place a significant strain on our managerial, administrative, operational, financial, and other resources. We will incur costs associated with this future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect or may be nonexistent. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products or enhancements to existing products and we may fail to satisfy end-users’ requirements, maintain product quality, execute on our business plan or respond to competitive pressures, each of which could adversely affect our business and operating results.

We have incurred significant net losses during our limited operating history and may not consistently achieve or maintain profitability.

Prior to the quarter ended March 31, 2011, we had incurred net losses in each quarter since our inception and again incurred net losses in the three months ended December 31, 2011 and March 31, 2012. We may incur losses in future periods as we continue to increase our expenses in all areas of our operations to support our growth. If our revenue does not increase to offset these expected increases in operating expenses, we will not be profitable. As of March 31, 2012, we had an accumulated deficit of approximately $68.2 million.

We expect large and concentrated purchases by a limited number of customers to continue to represent a substantial majority of our revenue, and any loss or delay of expected purchases could adversely affect our operating results.

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Customers that accounted for more than 10% of our revenue represented 82% of revenue for each of the three months ended March 31, 2011 and 2012, respectively, and 70% and 73% of revenue for the nine months ended March 31, 2011 and 2012, respectively.

As a consequence of our limited number of customers and the concentrated nature of their purchases, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to estimate. For example, any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially impact our revenue and operating results in any quarterly period. We cannot provide any assurance that we will be able to sustain or increase our revenue from our large customers or that we will be able to offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future, but that competition for these sales will increase. The loss of, or a significant delay or reduction in purchases by, a small number of customers could materially harm our business and operating results.

Our gross margins are impacted by a variety of factors, are subject to variation from period to period and are difficult to predict.

Our gross margins fluctuate from period to period due primarily to product costs, customer mix, and product mix. Over the past four fiscal quarters, our gross margins have ranged from 51% to 66%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

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

Sales of our products to OEMs represent a significant portion of our revenue and we anticipate that our OEM sales will constitute a substantial portion of our future sales. In some cases, our products must be designed into the OEM’s products. If that fails to occur for a given product line of an OEM, we would likely be unable to sell our products to that OEM for such product line during the life cycle of that product. Even if an OEM integrates one or more of our products into its server, data storage systems or appliance solutions, we cannot be assured that its product will be commercially successful, and as a result, our sales volumes may be less than anticipated. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products, if their own systems are not commercially successful or if they decide to pursue other strategies or for any other reason, including the incorporation or development of competing products by these OEMs. Moreover, our OEM customers may not devote sufficient attention and resources to selling our products. We may not be able to develop or maintain relationships with OEMs for a number of reasons, including because of the OEM’s relationships with our competitors or prospective competitors or other incentives that may not motivate their internal sales forces to promote our products. If we are unable to grow our OEM sales, if our OEM customers’ systems incorporating our products are not commercially successful, if our products, including new and next generation products, are not designed into a given OEM product cycle or if our OEM customers do not timely qualify our products for promotion or sale by them or if our OEM customers significantly reduce, cancel, or delay their orders with us, our revenue would suffer and our business, operating results, and financial condition could be materially adversely affected.

Ineffective management of our inventory levels could adversely affect our operating results.

If we are unable to properly forecast, monitor, control, and manage our inventory and maintain appropriate inventory levels and mix of products to support our customers’ needs, we may incur increased and unexpected costs associated with our inventory. Sales of our products are generally made through individual purchase orders and some of our customers place large orders with short lead times, which makes it difficult to predict demand for our products and the level of inventory that we need to maintain to satisfy customer demand. If we build our inventory in anticipation of future demand that does not materialize, or if a customer cancels or postpones outstanding orders, we could experience an unanticipated increase in levels of our finished products. For some customers, even if we are not contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with those customers. Product returns would increase our inventory and reduce our revenue. If we are unable to sell our inventory in a timely manner, we could incur additional carrying costs, reduced inventory turns, and potential write-downs due to obsolescence.

Alternatively, we could carry insufficient inventory, and we may not be able to satisfy demand, which could have a material adverse effect on our customer relationships or cause us to lose potential sales.

We have often experienced order changes including delivery delays and fluctuations in order levels from period-to-period, and we expect to continue to experience similar delays and fluctuations in the future, which could result in fluctuations in inventory levels, cash balances, and revenue.

The occurrence of any of these risks could adversely affect our business, operating results, and financial condition.

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

Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments, and acceptance of our products in any quarter;

•	our ability to control the costs of the components we use in our hardware products;

•	reductions in customers’ budgets for information technology purchases;

•	delays in customers’ purchasing cycles or deferments of customers’ product purchases in anticipation of new products or updates from us or our competitors;

•	fluctuations in demand and prices for our products;

•	changes in industry standards in the data storage industry;

•	our ability to develop, introduce, and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades or announcements by us or our competitors;

•	any change in the competitive dynamics of our markets, including new entrants or discounting of product prices;

•	our ability to control costs, including our operating expenses; and

•	future accounting pronouncements and changes in accounting policies.

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

Our sales efforts involve educating our customers about the use and benefits of our products, including their technical capabilities and cost saving potential. Customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, and other delays. Additionally, a significant portion of our sales personnel have been with us for less than a year, and we continue to increase our number of sales personnel, which could further extend the sales cycle as these new personnel are typically not immediately productive. These factors, among others, could result in long and unpredictable sales cycles, particularly with respect to large orders.

We also sell to OEMs that incorporate our solutions into their products, which can require an extended evaluation, testing, and qualification process before our product is approved for inclusion in one of their product lines. We also may be required to customize our product to interoperate with an OEM’s product, which could further lengthen the sales cycle for OEM customers. The length of our sales cycle for an OEM makes us susceptible to the risk of delays or termination of orders if end-users decide to delay or withdraw funding for datacenter projects, which could occur for various reasons, including global economic cycles and capital market fluctuations.

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

The market for data storage products is highly competitive, and we expect competition to intensify in the future. Our products compete with various traditional datacenter architectures, including high performance server and storage approaches. These may include the traditional data storage providers, including storage array vendors such as EMC Corporation and Hitachi Data Systems, which typically sell centralized storage products as well as high performance storage approaches utilizing solid state drives, or SSDs, as well as vertically integrated appliance vendors such as Oracle. In this regard, EMC recently introduced a product designed to compete with our caching solutions. In addition, we may also compete with enterprise solid state disk vendors such as Huawei Technologies, Co., Intel Corp., LSI Corporation, Marvell Semiconductor, Inc., Micron Technology, Inc., Samsung Electronics, Inc., SanDisk Corp., OCZ Technology Group, Inc., Seagate Technology, STEC, Inc., Toshiba Corp., and Western Digital Corp. Our data-tiering software, virtualization caching software and ioCache solution competes with products from suppliers of software-hardware cache solutions, including EMC Corporation, Marvell Semiconductor, Adaptec, Inc., and LSI Corporation, as well as several open source software solutions and other software-based hardware cache solutions being developed by privately held companies. Although our ioSphere platform management software is specifically designed to manage solid state storage, it competes with products of developers of general-purpose distributed management and monitoring software solutions, including HP, IBM, CA, Inc., and Nagios Enterprises, LLC. A number of new, privately held companies are currently attempting to enter our market, such as Virident Systems Inc., some of which may become significant competitors in the future.

Many of our current competitors have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, sales, marketing, and other resources than we have. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. New start-up companies continue to innovate and may invent similar or superior products and technologies that may compete with our products and technology. Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered. In addition, some of our competitors, including our OEM customers, may develop competing technologies and sell at zero or negative margins, through product bundling, closed technology platforms, or otherwise, to gain business. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties. As a result, we cannot assure you that our products will continue to compete favorably, and any failure to do so could seriously harm our business, operating results, and financial condition.

Competitive factors could make it more difficult for us to sell our products, resulting in increased pricing pressure, reduced gross margins, increased sales and marketing expenses, longer customer sales cycles, and failure to increase, or the loss of, market share, any of which could seriously harm our business, operating results, and financial condition. Any failure to meet and address these competitive challenges could seriously harm our business and operating results.

The market for non-volatile storage memory products is relatively undeveloped and rapidly evolving, which makes it difficult to forecast end-user adoption rates and demand for our products.

The market for non-volatile storage memory products is relatively undeveloped and rapidly evolving. Accordingly, our future financial performance will depend in large part on growth in this market and on our ability to adapt to emerging demands in this market. Sales of our products currently are dependent in large part upon demand in markets that require high performance data storage solutions such as computing, Internet, and financial services. It is difficult to predict with any precision end-user adoption rates, end-user demand for our products or the future growth rate and size of our market. The rapidly evolving nature of the technology in the data storage products market, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our future outlook and forecast quarterly or annual performance. Our products may never reach mass adoption, and changes or advances in technologies could adversely affect the demand for our products. Further, although Flash-based data storage products have a number of advantages compared to other data storage alternatives, Flash-based storage devices have certain disadvantages as well, including a higher price per gigabyte of storage, potentially shortened product lifespan, more limited methods for data recovery and lower performance for certain uses, including sequential input / output transactions and increased utilization of host system resources than traditional storage, and may require end-users to modify or replace network systems originally made for traditional storage media. A reduction in demand for Flash-based data storage caused by lack of end-user acceptance, technological challenges, competing technologies, and products or otherwise would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and operating results.

If our industry experiences declines in average sales prices, it may result in declines in our revenue and gross profit.

The data storage products industry is highly competitive and has historically been characterized by declines in average sales prices. It is possible that the market for decentralized storage solutions could experience similar trends. Our average sales prices could decline due to pricing pressure caused by several factors, including competition, the introduction of competing technologies, overcapacity in the worldwide supply of Flash-based or similar memory components, increased manufacturing efficiencies, implementation of new manufacturing processes, and expansion of manufacturing capacity by component suppliers. If we are required to decrease our prices to be competitive and are not able to offset this decrease by increases in volume of sales or the sales of new products with higher margins, our gross margins and operating results would likely be adversely affected.

Developments or improvements in storage system technologies may materially adversely affect the demand for our products.

Significant developments in data storage systems, such as advances in solid state storage drives or improvements in non-volatile memory, may materially and adversely affect our business and prospects in ways we do not currently anticipate. For example, improvements in existing data storage technologies, such as a significant increase in the speed of traditional interfaces for transferring data between storage and a server or the speed of traditional embedded controllers, could emerge as preferred alternative to our products especially if they are sold at lower prices. This could be the case even if such advances do not deliver all of the benefits of our products. Any failure by us to develop new or enhanced technologies or processes, or to react to changes or advances in existing technologies, could materially delay our development and introduction of new products, which could result in the loss of competitiveness of our products, decreased revenue, and a loss of market share to competitors.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market, and sell new or enhanced products that provide increasingly higher levels of performance, capacity, and reliability and meet the cost expectations of our customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products obsolete. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts could result in decreased revenue and harm our business. If we fail to introduce new or enhanced products that meet the needs of our customers or penetrate new markets in a timely fashion, we will lose market share and our operating results will be adversely affected.

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

Our storage memory products and related software are highly technical and complex and are often used to store information critical to our customers’ business operations. Our products may contain undetected errors, defects, or security vulnerabilities that could result in data unavailability, loss, or corruption or other harm to our customers. Some errors in our products may only be discovered after they have been installed and used by customers. Any errors, defects, or security vulnerabilities discovered in our products after commercial release could result in a loss of revenue or delay in revenue recognition, injury to our reputation, a loss of customers or increased service and warranty costs, any of which could adversely affect our business. In addition, we could face claims for product liability, tort, or breach of warranty. Many of our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may be difficult to enforce. Defending a lawsuit, regardless of its merit, would be costly and might divert management’s attention and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us and our business could be adversely impacted.

Our products must interoperate with operating systems, software applications and hardware that is developed by others and if we are unable to devote the necessary resources to ensure that our products interoperate with such software and hardware, we may fail to increase, or we may lose, market share and we may experience a weakening demand for our products.

Our products must interoperate with our customers’ existing infrastructure, specifically their networks, servers, software, and operating systems, which may be manufactured by a wide variety of vendors and OEMs. When new or updated versions of these software operating systems or applications are introduced, we must sometimes develop updated versions of our software so that our products will interoperate properly. We may not accomplish these development efforts quickly, cost-effectively, or at all. These development efforts require capital investment and the devotion of engineering resources. If we fail to maintain compatibility with these applications, our customers may not be able to adequately utilize the data stored on our products, and we may, among other consequences, fail to increase, or we may lose, market share and experience a weakening in demand for our products, which would adversely affect our business, operating results, and financial condition.

Our products must conform to industry standards in order to be accepted by customers in our markets.

Generally, our products comprise only a part of a datacenter. The servers, network, software, and other components and systems of a datacenter must comply with established industry standards in order to interoperate and function efficiently together. We depend on companies that provide other components of the servers and systems in a datacenter to support prevailing industry standards. Often, these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers. If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected, which would harm our business, operating results, and financial condition.

We rely on our key technical, sales and management personnel to grow our business, and the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.

Our success and future growth depends to a significant degree on the skills and continued services of our key technical, sales and management personnel. In particular, we are highly dependent on the services of our Chief Executive Officer, David Flynn. All of our employees work for us on an at-will basis, and we could experience difficulty in retaining members of our senior management team. We do not have “key person” life insurance policies that cover any of our officers or other key employees, other than our Chief Executive Officer. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products, and negatively impact our business, prospects, and operating results.

We plan to hire additional personnel in all areas of our business, particularly for sales and research and development. Competition for these types of personnel is intense. We cannot assure you that we will be able to successfully attract or retain qualified personnel. Our inability to retain and attract the necessary personnel could adversely affect our business, operating results, and financial condition.

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

Our ability to sell our products is dependent in part on ease of use and the quality of our support offerings, and any failure to offer high-quality technical support would harm our business, operating results, and financial condition.

Although our products are designed to be interoperable with existing servers and systems, we may need to provide customized installation and configuration support to our customers before our products become fully operational in their environments. Once our products are deployed within our customers’ datacenters, they depend on our support organization to resolve any technical issues relating to our products. Our ability to provide effective support is largely dependent on our ability to attract, train, and retain qualified personnel. In addition, our sales process is highly dependent on our product and business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality installation and technical support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our products to existing and prospective customers, and could harm our business, operating results, and financial condition.

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

Most of our sales are on an open credit basis. As a general matter, we monitor individual customer payment capability in granting open credit arrangements and may limit these open credit arrangements based on creditworthiness. We also maintain reserves we believe are adequate to cover exposure for doubtful accounts. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.

We currently rely on contract manufacturers to manufacture our products, and our failure to manage our relationship with our contract manufacturers successfully could negatively impact our business.

We rely on our contract manufacturers, primarily Alpha EMS Manufacturing Corporation, to manufacture our products. In addition, we have in the past used, and may in the future use, Jabil Circuit, Inc. to manufacture our products. We currently do not have any long-term manufacturing contracts with these contract manufacturers. Our reliance on these contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we fail to manage our relationship with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs, and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. We may need to increase our component purchases, contract manufacturing capacity, and internal test and quality functions if we experience increased demand. The inability of these contract manufacturers to provide us with adequate supplies of high-quality products, could cause a delay in our order fulfillment, and our business, operating results, and financial condition would be adversely affected.

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

We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key components of our products, and we have not entered into agreements for the long-term purchase of these components. This reliance on a limited number of suppliers and the lack of any guaranteed sources of supply exposes us to several risks, including:

•	the inability to obtain an adequate supply of key components, including non-volatile memory and reprogrammable controllers;

•	price volatility for the components of our products;

•	failure of a supplier to meet our quality, yield, or production requirements;

•	failure of a key supplier to remain in business or adjust to market conditions; and

•	consolidation among suppliers, resulting in some suppliers exiting the industry or discontinuing the manufacture of components.

As a result of these risks, we cannot assure you that we will be able to obtain enough of these key components in the future or that the cost of these components will not increase. If our supply of certain components is disrupted or delayed, or if we need to replace our existing suppliers, there can be no assurance that additional supplies or components will be available when required or that supplies will be available on terms that are favorable to us, which could extend our lead times, increase the costs of our components and materially adversely affect our business, operating results, and financial condition. If we are successful in growing our business, we may not be able to continue to procure components at current prices, which would require us to enter into longer term contracts with component suppliers to obtain these components at competitive prices. This could increase our costs and decrease our gross margins, harming our operating results.

Our business may be adversely affected if we encounter difficulties as we upgrade our enterprise resource planning system, or ERP, and other information technology systems.

We are in the process of upgrading our ERP system and other information technology systems. Because we are in the process of upgrading and implementing these systems, this upgrading and implementation poses a risk to our internal controls over financial reporting and to our business operations. Disruptions or difficulties in upgrading and implementing these systems or the related procedures or controls could adversely affect both our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain, and collect our receivables. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.

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

The storage and networking industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past received and may in the future receive inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. For example, in 2011, we received two letters from Entorian Technologies, Inc. alleging that memory stacks included in our products infringe its U.S. Patent No. 5,420,751, or the ‘751 patent. Polystak, Inc. is our supplier of the accused memory stack component. On February 7, 2012, Entorian Technologies filed a lawsuit in the U.S. District Court for the District of Utah against our company. The complaint alleged that our products infringe ‘751 patent, which expires in May 2012. On March 1, 2012, Polystak filed a lawsuit against Entorian Technologies in the U.S. District Court for the Northern District of California. The complaint alleges that the ‘751 patent is invalid, and that Polystak’s memory stacks do not infringe the ‘751 patent. On March 8, 2012, Entorian Technologies dismissed the lawsuit against us in Utah. On March 9, 2012, Entorian Technologies filed a counterclaim against Polystak and us in the Northern District of California lawsuit. The counterclaim alleges infringement of the ‘751 patent by Polystak and us and seeks damages, but it does not seek an injunction. Based on our preliminary investigation, we do not believe that our products infringe any valid or enforceable claim of the ‘751 patent. Polystak has agreed to indemnify and defend us with respect to these lawsuits. In addition, on May 18, 2011, Internet Machines LLC filed a lawsuit in U.S. District Court for the Eastern District of Texas against our company and 20 other companies. The complaint alleges that our products infringe U.S. Patent Nos. 7,454,552; 7,421,532; 7,814,259; and 7,945,722. On August 26, 2011, Internet Machines MC LLC amended its prior complaint filed in U.S. District Court for the Eastern District of Texas against PLX Technology, Inc. to add our company and several other companies as defendants. This complaint alleges that our products infringe U.S. Patent No. 7,539,190. These complaints seek both damages and a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on a PCI switch component that, while used in some of our products, is manufactured by a third-party supplier. This third-party supplier (which was found to infringe U.S. Patent Nos. 7,454,552 and 7,421,532 by a jury in a prior case) has agreed to indemnify and defend us with respect to these lawsuits. Based upon our preliminary investigation of the patents identified in the complaint, we do not believe that our products infringe any valid or enforceable claim of these patents. On September 7, 2011, Solid State Storage Solutions, Inc., or S4, filed a lawsuit in U.S. District for the Eastern District of Texas against our company and eight other companies. The complaint alleges that our products infringe U.S. Patent Nos. 6,701,471; 7,234,087; 7,721,165; 6,370,059; 7,366,016; 7,746,697; 7,616,485; 6,341,085; 6,567,334; 6,347,051; 7,064,995; and 7,327,624. The complaint seeks both damages and a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on storage controllers for flash memory and in particular to storage address mapping, I/O buffering, wear leveling, and reducing read latency in relation to interfacing with flash storage media. We use a custom programmed storage controller in our products. The Court has set a schedule calling for a patent claim construction hearing on January 9, 2013, and a trial commencing on July 1, 2013. Based on our preliminary investigation of the patents identified in the complaint, we do not believe that our products infringe any valid or enforceable claim of these patents. Nevertheless, the costs associated with any actual, pending, or threatened litigation could negatively impact our operating results regardless of the actual outcome.

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify, and hold harmless our customers, suppliers, and channel partners from damages and costs which may arise from the infringement by our products of third-party patents, trademarks, or other proprietary rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover intellectual property infringement claims. A claim that our products infringe a third party’s intellectual property rights, if any, could harm our relationships with our customers, may deter future customers from purchasing our products and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to infringement by our products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.

Any intellectual property rights claim against us or our customers, suppliers, and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, could divert management resources and attention and could force us to acquire intellectual property rights and licenses, which may involve substantial royalty payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. An adverse determination also could invalidate our intellectual property rights and prevent us from offering our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. We may have to seek a license for the technology, which may not be available on reasonable terms or at all, may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. Any of these events could seriously harm our business, operating results, and financial condition.

The success of our business depends in part on our ability to protect and enforce our intellectual property rights.

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of May 4, 2012, we had 16 issued patents and 106 patent applications in the United States and 104 corresponding patent applications in foreign countries. We cannot assure you that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property.

Protecting against the unauthorized use of our intellectual property, products, and other proprietary rights is expensive and difficult. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results, and financial condition. Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Effective patent, trademark, service mark, copyright, and trade secret protection may not be available in every country in which our products are available. An inability to adequately protect and enforce our intellectual property and other proprietary rights could seriously harm our business, operating results, and financial condition.

Our use of open source and third-party technology could impose limitations on our ability to commercialize our software.

We use open source software in our products. Although we monitor our use of open source software closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products for certain uses, to license portions of our source code at no charge, to re-engineer our technology or to discontinue offering some of our software in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results, and financial condition.

We might require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition, and prospects could be adversely affected.

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

Our business strategy may, from time to time, include acquiring other complementary products, technologies, or businesses. We also may enter into relationships with other businesses in order to expand our product offerings, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulation, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired business choose not to work for us, and we may have difficulty retaining the customers of any acquired business. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results, and financial condition.

Because our long-term success depends, in part, on our ability to expand the sales of our products to customers located outside of the United States, our business is susceptible to risks associated with international operations.

While we currently maintain limited operations outside of the United States, we have been expanding and intend to continue to expand these operations in the future. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our international expansion efforts may not be successful. In addition, conducting and expanding international operations subjects us to new risks that we have not generally faced in the United States. These include: exposure to foreign currency exchange rate risk; difficulties in managing and staffing international operations; the increased travel, infrastructure, and legal compliance costs associated with multiple international locations; potentially adverse tax consequences; the burdens of complying with a wide variety of foreign laws, including trade barriers, and different legal standards; increased financial accounting and reporting burdens and complexities; political, social and economic instability abroad, terrorist attacks, and security concerns in general; and reduced or varied protection for intellectual property rights in some countries. The occurrence of any one of these risks could negatively affect our international business and, consequently, our business, operating results, and financial condition generally.

Adverse economic conditions or reduced datacenter spending may adversely impact our revenues and profitability.

Our operations and performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on datacenter technology. Our business depends on the overall demand for datacenter infrastructure and on the economic health of our current and prospective customers. Weak economic conditions, or a reduction in datacenter spending, would likely adversely impact our business, operating results, and financial condition in a number of ways, including by reducing sales, lengthening sales cycles, and lowering prices for our products and services.

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

Our two largest facilities and our current contract manufacturers are located in the San Francisco Bay and Salt Lake City areas, which have heightened risks of earthquakes. We may not have adequate business interruption insurance to compensate us for losses that may occur from a significant natural disaster, such as an earthquake, which could have a material adverse impact on our business, operating results and financial condition. In addition, acts of terrorism or malicious computer viruses could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that these disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results, and financial condition would be adversely affected.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws, and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, and civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, and financial condition.

Risks Related to Our Common Stock

The trading price of our common stock is likely to be volatile, and an active, liquid, and orderly market for our common stock may not be sustained.

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

As of May 4, 2012 our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 38% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As a public company, we are incurring and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, new rules implemented by the SEC and the New York Stock Exchange, require changes in corporate governance practices of public companies. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We will continue to incur additional costs associated with our public company reporting requirements. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.

Provisions in our certificate of incorporation and bylaws and under Delaware law might discourage, delay, or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay, or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay, or prevent a change of control of our company.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our initial public offering of common stock, or IPO, was made pursuant to a registration statement on Form S-1 (File No. 333-172683), which the SEC declared effective on June 8, 2011. In the offering, we issued and sold 12,600,607 shares, including 1,845,000 shares sold pursuant to the full exercise by the underwriters of their over-allotment option, at an issuance price of $19.00 per share. The offering did not terminate until after the sale of all of the securities registered by the registration statement. Goldman, Sachs & Co. and Morgan Stanley & Co. LLC acted as lead joint book-runners for the offering, and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC acted as passive joint book-runners. As a result of the offering, we raised approximately $218.9 million in proceeds, net of underwriting discounts, commissions, and offering expenses.

During the nine months ended March 31, 2012, we used approximately $17.6 million of the net IPO proceeds to acquire IO Turbine. We intend to use the remaining net IPO proceeds for working capital and general corporate purposes, including expansion of our sales organization, further development, and expansion of our product offerings and possible acquisitions of, or investments in, businesses, technologies, or other assets. We have broad discretion in the way we use the net proceeds. Pending use of the net proceeds as described above, we intend to invest the net proceeds in U.S. government securities and short-term corporate securities such as money market funds. There has been no material change in the planned use of net IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 9, 2011.

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1	Office Lease, dated as of January 13, 2012 and executed on January 20, 2012, by and between Fusion-io, Inc. and LaSalle Montague, Inc.	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUSION-IO, INC.

Dated:	May 10, 2012	By:	/S/ DAVID A. FLYNN
David A. Flynn
Chief Executive Officer

Dated:	May 10, 2012	By:	/S/ DENNIS P. WOLF
Dennis P. Wolf
Chief Financial Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1	Office Lease, dated as of January 13, 2012 and executed on January 20, 2012, by and between Fusion-io, Inc. and LaSalle Montague, Inc.	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.