Form 10-K
period 2012-06-30
FUSION-IO, INC.
filed 2012-08-27
CIK 1383729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $910 million based on a closing sale price of $24.20 per share as reported for the New York Stock Exchange on December 30, 2011, which is the last business day of the registrant’s most recently completed second fiscal quarter. For the purpose of this calculation, shares of common stock held by the registrant’s current officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.0002 par value per share, outstanding as of August 20, 2012 was 94,748,949.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be held on November 6, 2012.

Fusion-io, Inc.

Form 10-K

For the Fiscal Year Ended June 30, 2012

-i-

Fusion-io, Inc.

Form 10-K

For the Fiscal Year Ended June 30, 2012

Special Note Regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements include, but are not limited to, statements concerning our possible or assumed future results of operations, business strategies, financing plans, technological leadership, market opportunity, expectations regarding product acceptance, ability to innovate new products and bring them to market in a timely manner, ability to successfully increase sales of our software offerings as part of our overall sales strategy, expectations concerning our technologies, products and solutions, including our ioMemory platform, our recently introduced ION Data Accelerator software, our ioTurbine virtualization caching software, and our software development kit, or SDK, competitive position and the effects of competition, industry environment, potential growth opportunities, ability to expand internationally, the impact of quarterly fluctuations of revenue and operating results, changes to and expectations concerning gross margin, expectations concerning relationships with third parties, including channel partners, key customers and original equipment manufacturers, or OEMs, such as our recently announced OEM relationship with Cisco, levels of capital expenditures, future capital requirements and availability to fund operations and growth, the adequacy of facilities, impact of the acquisition of IO Turbine, Inc., the adequacy of our intellectual property rights, expectations concerning pending legal proceedings and related costs, the sufficiency of our issued patents and patent applications to protect our intellectual property rights, the effects of a natural disaster on us or our suppliers, our ability to resell inventory that we cannot use in our products due to obsolescence, our ability to grow our sales through OEMs and other channel partners and maintaining our relationships with those channel partners, including the timely qualification of our products for promotion and sale through those channels, particularly OEMs, OEM’s continuing to design our products into their products, and the importance of software innovation. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

These forward-looking statements are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition, and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-K.

We are not under any obligation to, and do not intend to, publicly update or review any of these forward-looking statements, whether as a result of new information, future events, or otherwise, even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized, except to the extent required by applicable securities laws. Please carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, that attempt to advise interested parties of the risks and factors that may affect our business, prospects, and results of operations.

Corporate Information

The Fusion-io and Atomic design logos and the marks “Fusion-io”, “directCache”, “ioDirector”, “ioDrive”, “ioDrive Duo”, “ioDrive Octal”, “ioManager”, “ioMemory”, “ioSphere”, “ioTurbine”, “ioCache”, “IOXpress”, “VSL”, “Virtual Storage Layer”,”ioScale”, “Flashback”, “Flashscale”, “Sure Erase”, “ioDrive2 Duo”, “ioSAN”, “ioXtreme”, “Adaptive Flashback”, “ioFX”, “Auto Commit Memory”, “ACM”, “TEAM”, “Transparent Expansion of Application Memory”, “ION Data Accelerator”, and “Powering Innovation” are our trademarks. This annual report on Form 10-K contains additional trade names, trademarks, and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by these other companies.

Part I. Item 1. Business

Overview

We provide next generation datacenter solutions that accelerate databases, virtualization, cloud computing, big data, and the applications that help drive business from the smallest e-tailers to some of the world’s largest data centers, social media leaders, and Fortune Global 500 businesses. Our integrated hardware and software platform enables the decentralization of data from legacy architectures and specialized hardware. Our core technology leverages flash memory to significantly increase datacenter efficiency, with enterprise grade performance, reliability, availability, and manageability. We sell our solutions through a global direct sales force, original equipment manufacturers, or OEMs, including Cisco, Dell, HP, and IBM, and other channel partners.

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

As of June 30, 2012, we had 669 employees globally. In fiscal 2012, we had three customers account for 10% or greater of our revenue, including Facebook and Apple, through a reseller, and one of our OEMs, HP. We have experienced substantial growth over the past three years; our revenue was $36.2 million, $197.2 million, and $359.3 million in fiscal 2010, 2011, and 2012, respectively.

Our fiscal year end is June 30 and our fiscal quarters end on September 30, December 31, March 31, and June 30. Our fiscal years ended June 30, 2010, 2011, and 2012 are referred to herein as fiscal 2010, 2011, and 2012, respectively.

Recent Developments

In August 2011, we acquired IO Turbine, Inc., or IO Turbine, a provider of caching solutions for virtual environments, based in San Jose, California. The acquisition of IO Turbine is a key part of our strategy to enable enterprise customers to increase the utilization, performance, and efficiency of their datacenter resources, and extract greater value from their information assets. The aggregate consideration in the acquisition for all of IO Turbine’s outstanding securities on a fully diluted basis was approximately $65.6 million, which consisted of (1) cash, (2) shares of our common stock valued at $28.40 per share, the closing sale price of our common stock on the closing date of the acquisition, and (3) the fair value (approximately $0.9 million) of assumed stock options and restricted stock awards attributable to pre-acquisition service. In addition, subsequent to the acquisition we will recognize up to approximately $26.4 million of stock-based compensation expense related to the fair value of assumed restricted stock awards and stock options, of which approximately $3.8 million was expensed immediately in connection with the acceleration of vesting of certain restricted stock awards and the remainder will be recognized over the underlying future service period of the assumed stock awards and stock options. The assets, liabilities, and operating results of IO Turbine are reflected in our consolidated financial statements from the date of acquisition. Approximately $3.6 million of cash and 278,974 shares were deposited in escrow and held for one year from the date of acquisition as partial security for indemnification obligations of the IO Turbine stockholders pursuant to the merger agreement, before being released in full from escrow in August 2012.

In November 2011, we completed a follow-on public offering of our common stock in which we sold and issued 3,000,000 shares at an issuance price of $33.00 per share. After deducting underwriting discounts and commissions and approximately $1.1 million in offering costs, we received approximately $94.0 million in net proceeds.

Industry Background

The profitability and long-term competitiveness of enterprises increasingly depends on their ability to rapidly extract value from their information or data assets while addressing the following key challenges:

•	Growth in Quantity of Data — The amount of data that consumers and enterprises are generating is growing at an exponential rate.

•

Growth in Frequency of Access to Data — The number of people accessing information systems and the frequency of their access are also growing substantially. More devices, applications, and services are being used more frequently.

•	Growing Demand for Faster, More Relevant Responses — Enterprises and consumers expect information systems to be real-time, on-demand, always-on, and highly responsive with pertinent information.

The processing and data management infrastructure many companies use today is unable to scale to meet these challenges and are subject to many of the following constraints:

•	Limited Financial Resources — All enterprises must prioritize their finite financial resources to invest in their datacenter infrastructure and operations.

•

Limited Resources for Datacenters — Datacenters are highly specialized, require substantial energy, cooling, and space and impose long lead times to build. Therefore, enterprises ultimately face limitations on their ability to expand existing datacenters or build new ones to meet the rapidly growing data demands.

•

Pressure to be Energy Efficient — Building new datacenters or expanding existing datacenters causes substantial increases in energy consumption and its carbon footprint impact on the environment forcing enterprises to better leverage their resources.

To address this increased growth in quantity of data, frequency of data access, and performance demands, enterprises are seeking alternatives to deploying costly and inefficient datacenter architectures and wasteful infrastructures.

Technology

Our approach significantly improves datacenter scalability and application performance by locating process-critical, or “active,” data closer to the host’s central processing unit, or CPU, in the enterprise server. This is accomplished through advanced hardware and software architectures.

ioMemory Based Architecture

Fusion-io’s ioMemory hardware is a sub-system connecting a large array of industry-standard NAND Flash memory through our proprietary data-path controller and our virtual storage layer, or VSL, software to create a high capacity memory tier that natively attaches to a server’s PCI-Express peripheral bus, or PCIe, with fast access rates in a small form factor and the following enterprise characteristics:

•

Speed — Our architecture reduces latency, improves bandwidth and I/O performance which are key to achieving higher application and system performance. This is accomplished by combining the parallel performance from an array of non-volatile memory devices with native PCIe attachment, while avoiding the bottlenecks of networks, storage protocols and buses, embedded CPUs, and offload controllers.

•

Density — We leverage Flash memory media, which has up to 100 times the capacity density of dynamic random access memory, or DRAM. Our data-path controller also aggregates and manages large quantities of Flash die in a single design.

•

Reliability — We address the inherent reliability issues of Flash memory with our Adaptive Flashback Protection, an advanced self-healing technology, which is capable of restoring, correcting, and resurrecting lost data in the Flash-based storage sub-system. This is accomplished by using an advanced bit error correction, proactive data integrity monitoring of stored data, and dedicated memory chips to automate the repair of failed devices in real-time.

•

Form Factor — By directly attaching to a server’s peripheral bus through the industry-standard PCIe interface, our products can be installed into a server’s PCIe expansion slots, allowing customers to use our products either in new or existing server datacenter equipment.

Virtual Storage Layer Software

Our VSL virtualization software enables ioMemory to operate as a new data storage memory tier within the enterprise server and with more efficiency and capability than traditional storage systems using embedded controllers. VSL software integrates with the server’s operating system and provides native access to data stored on ioMemory, bypassing legacy storage input / output interfaces. In doing so, VSL software allows:

•

Symmetrical Performance — Servers can achieve significantly increased application performance and data processing with low latency access and high bandwidth throughput from the ioMemory hardware. Non-volatile memory, including NAND Flash memory, is inherently asymmetrical in that read, program and erase times are different, resulting in divergent read and writes access performance. VSL software allows the non-volatile memory in ioMemory to read and write with nearly equivalent times by means of a log-structured data store that completes data transactions in microseconds as opposed to alternative high performance filing systems that complete data transactions in milliseconds, which implies an approximately 1,000 times improvement in storage performance.

•

Extensibility — Because VSL software is field upgradeable and architecturally extensible, we are able to add new features such as our directCache data-tiering software, ioTurbine data acceleration solutions for virtualized environments as well as our recently announced Software Development Kit allowing applications with native access to the VSL and storage management.

•	Interoperability — VSL software runs on a variety of operating systems, including Windows, Linux, VMware ESX/ESXi, Solaris, and Mac OS X.

Products

Our portfolio of storage memory products incorporates our ioMemory hardware combined with our VSL and caching software into our family of ioDrive, ioFX, and ioCache enterprise grade products. Our ioDrive products work in conjunction with our directCache data-tiering software, ioTurbine virtualization software, ioSphere management system, and ION Data Accelerator software. ioCache is a new purpose-built ioMemory-based product dedicated to accelerating ioTurbine virtualization software and address low-cost virtualized application workloads. ioFX products are designed for the price-performance demands of the professional workstation markets and based on the same technologies implemented in ioDrive. ioFX enables studios to meet deadlines while exploring more creative possibilities by bridging the performance gap between workstations and today’s powerful digital content creation applications. Our recently announced, ION Data Accelerator software integrates industry-leading server platforms with ioMemory-based products transforming it into powerful network shared data acceleration appliances while enhancing existing enterprise storage infrastructure. Substantially all of our revenue has been from sales of the ioDrive product line and related customer support services.

ioDrive, ioFX, and ioCache Products

Our latest ioDrive, ioFX, and ioCache product families are a line of PCIe standard form-factor storage memory platforms that combine one or more ioMemory sub-systems with our VSL software. We classify our ioDrive, ioFX, and ioCache products based on capacity, latency, bandwidth, and input / output operations per second, or IOPS. Our ioDrive, ioFX, and ioCache products offer the following standard specifications:

Product Family	ioMemory Sub-systems	NAND Type and Capacity	VSL Software	Performance
ioDrive2	1	MLC-365GB MLC-785GB MLC-1.2TB SLC-400GB	Yes	15uS latency, up to 1.5GB/sec and up to 535,000 IOPS
ioCache	1	SLC-600GB	Yes	Optimized write latency, bandwidth and IOPS for virtualized applications
ioFX	1	MLC-420GB	Yes	42uS write latency, up to 1.5 GB/s
ioDrive2 Duo	2	SLC-1.2TB MLC-2.4TB	Yes	15uS write latency, up to 3.0GB/sec and up to 935,000 IOPS

directCache Data-Tiering Software

Our directCache software extends our ioMemory based platforms and permits interoperability with traditional direct-attached, network-attached, storage area network attached, and appliance attached backend storage systems. This software is designed to intelligently identify, copy, and cache to ioMemory the most frequently accessed blocks of storage data from very large-scale backend datasets. This active data can then be retrieved significantly faster, allowing the applications accessing the data to achieve performance as if the entire dataset were stored locally on the ioMemory. This capability allows enterprises to realize the benefits of our technology without replacing or modifying their existing datacenter infrastructure. Our directCache software is compatible with all of our ioDrive products.

ioTurbine Virtualization Software

Our ioTurbine virtualization software extends our ioMemory platform and permits host-based data acceleration to specifically address the demand for high-density, high-performance server, and desktop virtualization. The ioTurbine software takes advantage of flash memory local to the server, dynamically provisions ioMemory capacity and input / output performance across multiple virtual machines, or VMs, and delivers improved performance for virtualized workloads by serving data for each VM context. This approach eliminates otherwise redundant mapping functions, maximizing input / output performance, and adding a critical and previously missing piece to virtualized IT environments – an ample supply of scalable, low-latency input / output. ioTurbine virtualization software is compatible with all of our ioDrive and ioCache products.

ioSphere Platform Management Software

ioSphere is a suite of management software purpose-built for our storage memory infrastructure and designed around our application acceleration platform. ioSphere software is accessible through a graphical user interface that enables datacenter administrators to centrally configure, monitor, manage, and tune all distributed ioMemory devices throughout the datacenter. In addition, this software offers real-time, predictive, and historical reporting of ioMemory’s performance and wear.

ION Data Accelerator Software

Our ION Data Accelerator software transforms industry-leading server platforms into powerful application acceleration appliances that share Fusion ioMemory across applications. ION Data Accelerator delivers Fusion-io performance on open server platforms with software-defined storage, or SDS, for applications such as Oracle RAC, Microsoft SQL Server, MySQL, and SAP HANA, along with other applications where shared storage aids deployment. Available as a fully integrated solution or as stand-alone software, Fusion-io ION Data Accelerator enables customers to combine Fusion ioDrive products, Fusion-io software and industry-leading servers to create a customized appliance for shared storage application acceleration. ION Data Accelerator offers a number of sophisticated software defined storage features, including the creation of RAID sets, Logical Unit Number, or LUN, creation and management, Simple Network Management Protocol, or SNMP, performance monitoring, and more.

OEM Products

Our OEMs, including Cisco, Dell, HP, and IBM, sell branded storage memory solutions based on our standard products as well as custom form-factor versions to fit specific applications. For example, HP offers a tailored version of our technology in a form-factor specific to its C-class blade servers, which it markets as “HP StorageWorks IO Accelerator”. Similarly, IBM incorporates a tailored version of our ioDrive product into its “InfoSphere Smart Analytics System 5600” and “WebSphere XC10 Middleware” appliances. Cisco has announced offering products developed specifically for its Unified Computing System, or UCS, blade servers.

Sales and Marketing

We sell our products through our global direct sales force, OEMs, and channel partners. Our direct sales teams are comprised of a combination of a field sales representative, a systems engineer, and an inside sales development representative. Each sales team is responsible for either a geographical territory or has responsibility for a number of named major accounts. The sales cycle from the time of initial prospect qualification to completion of an initial sale may take a few days or several months. After initial deployment, our sales teams focus on ongoing account management and the development of follow-on sales. A majority of the sales opportunities that we generate are directly fulfilled via our OEMs and other channel partners.

We also have OEM-focused sales teams. These sales teams are dedicated to working exclusively with each of our OEM partners to maximize the global market penetration of our technology. Current OEMs include Cisco, Dell, HP, IBM, and others. Our OEMs sell and support our products through their respective sales channels, their direct distribution, their value added resellers, and their systems integrators. Our OEMs may integrate our platform into their own proprietary product offerings or sell a customized or branded version of our standard products.

We also work closely with a variety of other OEM and channel partners to promote and sell our products. These companies include appliance builders, systems integrators, value added resellers, and various private label system manufacturers. We offer a technology alliance partnership program and software development kits to jointly create and develop hardware and software solutions with a number of independent software and appliance vendors. We believe these types of partner efforts will facilitate broader and faster adoption of our products and technology.

We focus our marketing efforts on increasing brand awareness, communicating product advantages, and generating qualified leads for our sales force, OEMs, and other channel partners. We rely on a variety of marketing vehicles, including trade shows, micro events, social media, advertising, public relations, industry research, our website, and strategic collaborative relationships with technology leaders including our OEM channel partners.

Customers

Our products are used in a variety of markets such as financial services, Internet, technology, education, retail, manufacturing, energy, life sciences, and government.

We generally sell pursuant to individual purchase orders from direct customers and under various master supply or reseller agreements. Our 10 largest customers, including the applicable OEM customers, accounted for an aggregate of 75%, 92%, and 91% of our revenue in fiscal 2010, 2011, and 2012, respectively. The composition of the group of our largest customers changes from period to period. Our direct customer Facebook, Apple, through a reseller, and OEM customer HP, each accounted for 36%, 24%, and 14% of our revenue, respectively, in fiscal 2011 and 30%, 25%, and 17% of our revenue, respectively, in fiscal 2012. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenue in the foreseeable future.

Customer Support

We offer standard warranty service and support with our products, including those sold directly or through resellers. This includes periodic software updates and maintenance releases and patches, if-and-when available, and other product support such as Internet access to technical content and 24-hour telephone and email access to technical support personnel. Our OEMs provide primary product support for our products sold by them. We also sell premium-tiered support and subscriptions pursuant to service contracts. Service contracts typically have a one to five year term, though some customers contract for longer terms. Our support personnel are primarily based in San Jose, California and Salt Lake City, Utah. As we expand internationally, we expect to continue to hire additional technical support personnel to service our global customer base.

Research and Development

Our research and development efforts are focused primarily on improving and enhancing our existing products and developing new and next generation solutions. We believe that software is critical to expanding our leadership in leveraging data decentralization architectures and application acceleration. To date, we have not had significant software sales, but we are devoting the majority of our research and development resources to software development including value added software such as third party infrastructure and applications. We also intend to enhance our VSL, ioTurbine, ION Data Accelerator, ioSphere, and directCache software. Our engineering team has deep operating system expertise, including Linux kernel contributors and developers with expertise in a variety of other operating systems. We work closely with our customers to understand their current and future needs and have designed a product development process that integrates our customers’ feedback.

We believe the timely development of new products is essential to maintaining our competitive position. As of June 30, 2012, we had 243 employees in our research and development organization, substantially all of whom were located at our locations in Salt Lake City, Utah, San Jose, California, and Boulder, Colorado. We also supplement our research and development efforts with third-party developers and contractors. We also test our products to certify and ensure interoperability with third-party hardware and software products, including PCIe interoperability and OEM certification. We plan to dedicate significant resources to these continued research and development efforts.

Our research and development expenses were $16.0 million, $27.2 million, and $60.0 million in fiscal 2010, 2011, and 2012, respectively.

Manufacturing

We outsource manufacturing of our hardware products using a limited number of contract manufacturers. We procure a majority of the components used in our products directly from third-party vendors and have them delivered to our contract manufacturers for manufacturing and assembly. Once our contract manufacturers perform sub-assembly and assembly quality tests, they are assembled to our specified configurations. We perform final manufacturing assurance tests, labeling, final configuration, including a final firmware installation and shipment to our customers.

Our demand driven manufacturing flow process is designed to minimize the amount of inventory that we are required to retain and meet customer demand while supporting mix-model production. We place orders with our contract manufacturers on a purchase order basis, and in general, we engage our contract manufacturers to manufacture products to meet our forecasted demand or when our inventories drop below certain levels. Our agreements with our contract manufacturers require us to provide regular forecasts for orders. However, we may cancel or reschedule orders, subject to applicable notice periods and fees, and delivery schedules requested by us in these purchase orders vary based upon our particular needs. Our contract manufacturers work closely with us to ensure design for manufacturability, design for testability, and product quality.

Backlog

We do not believe that our backlog at any particular time is meaningful because it is not necessarily indicative of future revenue. In particular, customers may generally cancel or reschedule orders without penalty, and delivery schedules requested by customers in their purchase orders frequently vary based upon each customer’s particular needs. Additionally, shipments to customers may be delayed due to inventory constraints or expedited at a customer’s request.

Competition

We believe that the most important competitive factor in our market is to provide a comprehensive platform with the following attributes:

•	hardware solutions incorporating persistent memory in sufficient capacity, rate of access, in a form factor that can be natively integrated within industry-standard servers;

•	software that can virtualize persistent memory and storage resources and govern the flow and management of data between storage and the server;

•	software applications and extensions that enables these platforms to be utilized within both new and existing datacenter architectures; and

•	software that centrally configures, manages, and monitors this new distributed data infrastructure.

Other principal factors affecting our market include:

•	application performance, including consistent low latency and high bandwidth;

•	providing enterprise grade data endurance, reliability, retention, and availability not inherent in mainstream NAND Flash memory;

•	ease of management;

•	space efficiency;

•	energy efficiency;

•	total cost of ownership; and

•	return on investment.

We believe that we compete favorably with our competitors on the basis of these factors.

Our ION Data Accelerator software competes with proprietary integrated flash appliances from EMC Corporation, HP 3PAR by Hewlett-Packard Development Company, L.P, Texas Memory Systems, and other privately held companies. Our ioTurbine intelligent caching software competes with solutions from EMC, Oracle, STEC’s open-source based product, and a privately held company. Our directCache data-tiering software competes with products of suppliers of software-hardware bare metal caching solutions, including Adaptec, Inc., LSI Corporation, Oracle, and Sandisk, Corp., as well as several open source software solutions and other software-based hardware cache solutions being developed by privately held companies. Although our ioSphere platform management software is specifically designed to manage solid state storage, it competes with products of developers of general-purpose distributed management and monitoring software solutions, including HP, IBM, CA, Inc., and Nagios Enterprises, LLC. Our storage memory platform competes with various traditional datacenter architectures, including high performance server and storage approaches. These may include offerings from traditional data storage providers, including storage array vendors such as EMC Corporation and Hitachi Data Systems, who typically sell centralized storage products as well as high-performance storage approaches utilizing solid state disks, as well as vertically integrated appliance vendors such as Oracle. In this regard, EMC recently introduced a product designed to compete with our caching solutions. In addition, we may also compete with enterprise solid state disk vendors such as Huawei Technologies, Co., Intel Corp., LSI Corporation, Marvell Semiconductor, Inc., Micron Technology, Inc., OCZ Technology Group, Inc., Samsung Electronics, Inc., SanDisk, Corp., Seagate Technology, STEC, Inc., Toshiba Corp., and Western Digital Corp. A number of new, privately held companies are currently attempting to enter our market, one or more of which may become significant competitors in the future.

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

We have 22 issued patents and 112 patent applications in the United States and 110 corresponding patent applications in foreign countries, as of August 20, 2012 relating to non-volatile solid state storage, non-volatile solid state memory, software acceleration, and related technologies. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may issue may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them.

We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and our software is protected by U.S. and international copyright laws. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.

Third parties could claim that our products or technologies infringe their proprietary rights. The data storage industry is characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We expect that infringement claims may further increase as the number of products and competitors in our market increase. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims from third parties. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights. See “Risk Factors” for additional information.

Employees

We believe the expertise of our people and our technology focused culture is a key enabler of our technology leadership. Our team has a broad range of expertise across operating systems, datacenter software, systems, storage, networking, and servers. As of June 30, 2012, we had 669 employees, including 347 in sales and marketing, 243 in research and development, and 79 in general and administrative activities. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement, we have never had a work stoppage, and we consider our relationship with our employees to be good.

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

We were founded in December 2005 and sold our first products in April 2007. The majority of our revenue growth has occurred since the quarter ended December 31, 2009. We continue to innovate and develop enterprise data decentralization solutions. For example, we recently released our ION Data Accelerator software, our next generation ioDrive platforms, and our virtualization and automated data-tiering caching software. In addition, our current management team has only been working together for a relatively short period of time. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described herein. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.

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

We have significantly expanded our overall business, customer base, headcount, and operations, and we anticipate that we will continue to grow our business. For example, from June 30, 2011 to June 30, 2012, our headcount increased from 441 to 669 employees, representing an increase of 228 employees. Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth.

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

Prior to the quarter ended March 31, 2011, we had incurred net losses in each quarter since our inception and again incurred net losses in the three months ended December 31, 2011, March 31, 2012, and June 30, 2012. We may incur losses in future periods as we continue to increase our expenses in all areas of our operations to support our growth. If our revenue does not increase to offset these expected increases in operating expenses, we will not be profitable. As of June 30, 2012, we had an accumulated deficit of approximately $70.6 million.

We expect large and concentrated purchases by a limited number of customers to continue to represent a substantial majority of our revenue, and any loss or delay of expected purchases could adversely affect our operating results.

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. During fiscal 2010, 2011, and 2012, sales to the 10 largest customers in each period, including the applicable OEMs, accounted for approximately 75%, 92%, and 91% of revenue, respectively. Our direct customer Facebook, Apple, through a reseller, and our OEM customer HP, each accounted for 30%, 25%, and 17% of our revenue, respectively, in fiscal 2012.

As a consequence of our limited number of customers and the concentrated nature of their purchases, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to estimate. For example, any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially impact our revenue and operating results in any quarterly period. Additionally, our revenue and operating results could be adversely affected if any of these large customers purchase our competitors’ products instead of purchasing our products. We cannot provide any assurance that we will be able to sustain or increase our revenue from our large customers or that we will be able to offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future, but that competition for these sales will increase. The loss of, or a significant delay or reduction in purchases by, a small number of customers could materially harm our business and operating results.

Our gross margins are impacted by a variety of factors, are subject to variation from period to period and are difficult to predict.

Our gross margins fluctuate from period to period due primarily to product costs, customer mix, and product mix. Over fiscal 2012, our quarterly gross margins ranged from 51.0% to 63.2%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

•	demand for our products;

•	changes in customer, geographic, or product mix, including mix of configurations within products;

•	significant new customer deployments;

•	the cost of components and freight;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;

•	rebates, sales and marketing initiatives, discount levels, and competitive pricing;

•	changes in the mix between direct versus indirect sales;

•	the timing and amount of revenue recognized and deferred;

•	excess inventory levels or purchase commitments as a result of changes in demand forecasts or last time buy purchases;

•	possible product and software defects and related increased warranty or repair costs;

•	the timing of technical support service contracts and contract renewals;

•	inventory stocking requirements to support new product introductions; and

•	product quality and service ability issues.

Due to such factors, gross margins are subject to variation from period to period and are difficult to predict. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability, which could materially harm our business and operating results.

Some of our large customers require more favorable terms and conditions from their vendors and may request pricing concessions. As we seek to sell more products to these customers, we may be required to agree to terms and conditions that may have an adverse effect on our business or ability to recognize revenue.

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

Sales of our products to OEMs represent a significant portion of our revenue and we anticipate that our OEM sales will constitute a substantial portion of our future sales. In some cases, our products must be designed into the OEM’s products. If that fails to occur for a given product line of an OEM, we would likely be unable to sell our products to that OEM for such product line during the life cycle of that product. Even if an OEM integrates one or more of our products into its server, data storage systems or appliance solutions, we cannot be assured that its product will be commercially successful, and as a result, our sales volumes may be less than anticipated. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products, if their own systems are not commercially successful or if they decide to pursue other strategies or for any other reason, including the incorporation or development of competing products by these OEMs. Moreover, our OEM customers may not devote sufficient attention and resources to selling our products. We may not be able to develop or maintain relationships with OEMs for a number of reasons, including because of the OEM’s relationships with our competitors or prospective competitors or other incentives that may not motivate their internal sales forces to promote our products. In addition, direct sales of our ioDrive product line may compete with products made by our OEM partners, and our OEM partners may compete directly with our other OEM partners, which may affect the commitment of our OEM partners to sell our products. Even if we are successful in selling through OEMs, we expect that sales through OEMs will be a lower gross margin business than our direct sales business. If we are unable to grow our OEM sales, if our OEM customers’ systems incorporating our products are not commercially successful, if our products, including new and next generation products, are not designed into a given OEM product cycle, if we fail to minimize conflicts between our channel partners, in particular OEMs, if our OEM customers do not timely qualify our products for promotion or sale by them, or if our OEM customers significantly reduce, cancel, or delay their orders with us, our revenue would suffer and our business, operating results, and financial condition could be materially adversely affected.

Ineffective management of our inventory levels could adversely affect our operating results.

If we are unable to properly forecast, monitor, control, and manage our inventory and maintain appropriate inventory levels and mix of products to support our customers’ needs, we may incur increased and unexpected costs associated with our inventory. Sales of our products are generally made through individual purchase orders and some of our customers place large orders with short lead times, which make it difficult to predict demand for our products and the level of inventory that we need to maintain to satisfy customer demand. If we build our inventory in anticipation of future demand that does not materialize, or if a customer cancels or postpones outstanding orders, we could experience an unanticipated increase in levels of our finished products. For some customers, even if we are not contractually obligated to accept returned products, we may determine that it is in our best interest to accept returns in order to maintain good relationships with those customers. Product returns would increase our inventory and reduce our revenue. If we are unable to sell our inventory in a timely manner, we could incur additional carrying costs, reduced inventory turns, and potential write-downs due to obsolescence.

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

The occurrence of any one of these risks could negatively affect our operating results in any particular quarter, which could cause the price of our common stock to decline.

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

The market for data storage products is highly competitive, and we expect competition to intensify in the future. Our products compete with various traditional datacenter architectures, including high performance server and storage approaches. These may include the traditional data storage providers, including storage array vendors such as EMC Corporation and Hitachi Data Systems, who typically sell centralized storage products as well as high-performance storage approaches utilizing solid state disks, as well as vertically integrated appliance vendors such as Oracle. In this regard, EMC recently introduced a product designed to compete with our caching solutions. In addition, we may also compete with enterprise solid state disk vendors such as Huawei Technologies, Co., Intel Corp., LSI Corporation, Marvell Semiconductor, Inc., Micron Technology, Inc., OCZ Technology Group, Inc., Samsung Electronics, Inc., SanDisk, Corp., Seagate Technology, STEC, Inc., Toshiba Corp., and Western Digital Corp. Our ION Data Accelerator software competes with proprietary integrated flash appliances from EMC Corporation, HP 3PAR by Hewlett-Packard Development Company, Texas Memory Systems and other privately held companies. Our ioTurbine intelligent caching software, competes with solutions from EMC, Oracle, STEC’s open-source based product, and a privately held company. A number of new, privately held companies are currently attempting to enter our market, one or more of which may become significant competitors in the future.

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

The market for non-volatile storage memory products is developing and rapidly evolving, which makes it difficult to forecast end-user adoption rates and demand for our products.

The market for non-volatile storage memory products is developing and rapidly evolving. Accordingly, our future financial performance will depend in large part on growth in this market and on our ability to adapt to emerging demands in this market. Sales of our products currently are dependent in large part upon demand in markets that require high performance data storage solutions such as computing, Internet, and financial services. It is difficult to predict with any precision end-user adoption rates, end-user demand for our products or the future growth rate and size of our market. The rapidly evolving nature of the technology in the data storage products market, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our future outlook and forecast quarterly or annual performance. Our products may never reach mass adoption, and changes or advances in technologies could adversely affect the demand for our products. Further, although Flash-based data storage products have a number of advantages compared to other data storage alternatives, Flash-based storage devices have certain disadvantages as well, including a higher price per gigabyte of storage, potentially shortened product lifespan, more limited methods for data recovery and lower performance for certain uses, including sequential input / output transactions and increased utilization of host system resources than traditional storage, and may require end-users to modify or replace network systems originally made for traditional storage media. A reduction in demand for Flash-based data storage caused by lack of end-user acceptance, technological challenges, competing technologies, and products or otherwise would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and operating results.

If our industry experiences declines in average sales prices, it may result in declines in our revenue and gross profit.

The industry for data storage products is highly competitive and has historically been characterized by declines in average sales prices. It is possible that the market for decentralized storage solutions could experience similar trends. Our average sales prices could decline due to pricing pressure caused by several factors, including competition, the introduction of competing technologies, overcapacity in the worldwide supply of Flash-based or similar memory components, increased manufacturing efficiencies, implementation of new manufacturing processes, and expansion of manufacturing capacity by component suppliers. If we are required to decrease our prices to be competitive and are not able to offset this decrease by increases in volume of sales or the sales of new products with higher margins, our gross margins and operating results would likely be adversely affected.

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

We derive substantially all of our revenue from our storage memory products, and a decline in demand for these products would cause our revenue to grow more slowly or to decline.

Our storage memory products account for substantially all of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

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

Our products are highly technical and complex and are often used to store information critical to our customers’ business operations. Our products may contain undetected errors, defects, or security vulnerabilities that could result in data unavailability, loss, or corruption or other harm to our customers. Some errors in our products may only be discovered after they have been installed and used by customers. Any errors, defects, or security vulnerabilities discovered in our products after commercial release could result in a loss of revenue or delay in revenue recognition, injury to our reputation, a loss of customers or increased service and warranty costs, any of which could adversely affect our business. In addition, we could face claims for product liability, tort, or breach of warranty. Many of our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may be difficult to enforce. Defending a lawsuit, regardless of its merit, would be costly and might divert management’s attention and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us and our business could be adversely impacted.

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

Although our products are designed to be interoperable with existing servers and systems, we may need to provide customized installation and configuration support to our customers before our products become fully operational in their environments. Once our products are deployed within our customers’ datacenters, they depend on our support organization to resolve any technical issues relating to our products. Our ability to provide effective support is largely dependent on our ability to attract, train, and retains qualified personnel. In addition, our sales process is highly dependent on our product and business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality installation and technical support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our products to existing and prospective customers, and could harm our business, operating results, and financial condition.

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

We rely on our contract manufacturers, primarily Alpha EMS Manufacturing Corporation, to manufacture our products. In addition, from time to time, we also use Jabil Circuit, Inc. and Foxconn Electronics Inc. to manufacture our products. We continue to evaluate other contract manufacturers. We currently do not have any long-term manufacturing contracts with these contract manufacturers. Our reliance on these contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we fail to manage our relationship with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs, and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. We may need to increase our component purchases, contract manufacturing capacity, and internal test and quality functions if we experience increased demand. The inability of these contract manufacturers to provide us with adequate supplies of high-quality products, could cause a delay in our order fulfillment, and our business, operating results, and financial condition would be adversely affected.

We rely on a limited number of suppliers, and in some cases single-source suppliers, and any disruption or termination of these supply arrangements could delay shipments of our products and could materially and adversely affect our relationships with current and prospective customers.

We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key components of our products, and we have not generally entered into agreements for the long-term purchase of these components. This reliance on a limited number of suppliers and the lack of any guaranteed sources of supply exposes us to several risks, including:

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

We have substantially completed the upgrade of our ERP system and other information technology systems. Because we are in the process of upgrading and implementing these systems, this upgrading and implementation poses a risk to our internal controls over financial reporting and to our business operations. Disruptions or difficulties in upgrading and implementing these systems or the related procedures or controls could adversely affect both our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain, and collect our receivables. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.

We will need to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and the failure to do so could have a material adverse effect on our business and stock price.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2012, we were required to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. This requirement will be ongoing. Our compliance with Section 404 will require that we continue to incur substantial expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm notes or identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities, which would require additional financial and management resources.

Third-party claims that we are infringing intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be harmed.

The storage and networking industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past received and may in the future receive inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. For example, in 2011, we received two letters from Entorian Technologies, Inc. alleging that memory stacks included in our products infringe its U.S. Patent No. 5,420,751, or the ‘751 patent. Polystak, Inc. is our supplier of the accused memory stack component. On February 7, 2012, Entorian Technologies filed a lawsuit in the U.S. District Court for the District of Utah against our company. The complaint alleged that our products infringe the ‘751 patent, which expired in May 2012. On March 1, 2012, Polystak filed a lawsuit against Entorian Technologies in the U.S. District Court for the Northern District of California. The complaint alleges that the ‘751 patent is invalid, and that Polystak’s memory stacks do not infringe the ‘751 patent. On March 8, 2012, Entorian Technologies dismissed the lawsuit against us in Utah. On March 9, 2012, Entorian Technologies filed a counterclaim against Polystak and us in the Northern District of California lawsuit. The counterclaim alleges infringement of the ‘751 patent by Polystak and us and seeks damages, but it does not seek an injunction. The Court has set a schedule calling for a patent claim construction hearing on March 5, 2013. Based on our preliminary investigation, we do not believe that our products infringe any valid or enforceable claim of the ‘751 patent. Polystak has agreed to indemnify and defend us with respect to these lawsuits. Nevertheless, the costs associated with any actual, pending, or threatened litigation could negatively impact our operating results regardless of the actual outcome.

In addition, on May 18, 2011, Internet Machines LLC filed a lawsuit in U.S. District Court for the Eastern District of Texas against our company and 20 other companies. The complaint alleges that our products infringe U.S. Patent Nos. 7,454,552; 7,421,532; 7,814,259; and 7,945,722. On August 26, 2011, Internet Machines MC LLC amended its prior complaint filed in U.S. District Court for the Eastern District of Texas against PLX Technology, Inc. to add our company and several other companies as defendants. This complaint alleges that our products infringe U.S. Patent No. 7,539,190. These complaints seek both damages and a permanent injunction against us. The specific infringement allegations appear to focus on a PCI switch component that, while used in some of our products, is manufactured by a third-party supplier. This third-party supplier (which was found to infringe U.S. Patent Nos. 7,454,552 and 7,421,532 by a jury in a prior case) has agreed to indemnify and defend us with respect to these lawsuits. The judges have scheduled patent claim construction hearings for the first and second lawsuits on September 11, 2012 and September 6, 2012, respectively. Based upon our preliminary investigation of the patents identified in the complaints, we do not believe that our products infringe any valid or enforceable claim of these patents. Nevertheless, the costs associated with any actual, pending, or threatened litigation could negatively impact our operating results regardless of the actual outcome.

Moreover, on September 7, 2011, Solid State Storage Solutions, Inc., or S4, filed a lawsuit in U.S. District Court for the Eastern District of Texas against our company and eight other companies. The complaint alleges that our products infringe U.S. Patent Nos. 6,701,471; 7,234,087; 7,721,165; 6,370,059; 7,366,016; 7,746,697; 7,616,485; 6,341,085; 6,567,334; 6,347,051; 7,064,995; and 7,327,624. The complaint seeks both damages and a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on storage controllers for flash memory and in particular to storage address mapping, I/O buffering, wear leveling, and reducing read latency in relation to interfacing with flash storage media. We use a custom programmed storage controller in our products. The Court has set a schedule calling for a patent claim construction hearing on January 9, 2013, and a trial commencing on July 1, 2013. Based on our preliminary investigation of the patents identified in the complaint, we do not believe that our products infringe any valid or enforceable claim of these patents. Nevertheless, the costs associated with any actual, pending, or threatened litigation could negatively impact our operating results regardless of the actual outcome.

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

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of August 20, 2012, we had 22 issued patents and 112 patent applications in the United States and 110 corresponding patent applications in foreign countries. We cannot assure you that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property.

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

If we do not successfully integrate our acquisition of IO Turbine, or if we do not otherwise achieve the expected benefits of the acquisition, our growth rate may decline and our operating results may be materially harmed.

In August 2011, we acquired IO Turbine, a provider of caching solutions for virtual environments, based in San Jose, California. If we fail to successfully integrate the business, operations, and technologies of IO Turbine, we may not realize the potential benefits of the acquisition. The integration of IO Turbine has resulted in the incurrence of ongoing expenses. If our integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. Even if our integration efforts are successful, we may not achieve anticipated synergies or other benefits of the acquisition, including the anticipated benefits from the IO Turbine technology.

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

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $19.00 per share at the IPO, our common stock has experienced an intra-day trading high of $41.74 per share and a low of $14.90 per share through June 30, 2012. Some of the factors affecting our volatility include:

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

As of August 20, 2012, our directors, executive officers, and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 37% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, could influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Part I. Item 1B. Unresolved Staff Comments

None.

Part I. Item 2. Properties

Our headquarters occupy approximately 150,000 square feet in Salt Lake City, Utah under leases that expire in September 2021. We have an option to extend these leases to September 2026. Our principal office for sales and marketing occupies approximately 79,000 square feet in San Jose, California, under a lease that expires in March 2019. We have an additional research and development office in Boulder, Colorado. We lease space in locations throughout the United States and various international locations for operations and sales personnel. We believe that our current facilities are adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Part I. Item 3. Legal Proceedings

On February 7, 2012, Entorian Technologies L.P., filed a lawsuit in the U.S. District Court for the District of Utah against our company. The complaint alleged that memory stacks included in some of our products infringe U.S. Patent No. 5,420,751, or the ‘751 patent, which expired in May 2012. Polystak, Inc. is our third-party supplier of the accused memory stack component. On March 1, 2012, Polystak filed a lawsuit against Entorian Technologies in the U.S. District Court for the Northern District of California. The complaint alleges that the ‘751 patent is invalid, and that Polystak’s memory stacks do not infringe the ‘751 patent. On March 8, 2012, Entorian Technologies dismissed the lawsuit against us in Utah. On March 9, 2012, Entorian Technologies filed a counterclaim against us and Polystak in the Northern District of California lawsuit. The counterclaim alleges that Fusion-io and Polystak infringe the ‘751 patent and seeks damages, but it does not seek an injunction. The Court has set a schedule calling for a patent claim construction hearing on March 5, 2013. Polystak has agreed to indemnify and defend us with respect to these lawsuits.

On September 7, 2011, Solid State Storage Solutions, Inc., or S4, filed a lawsuit in U.S. District Court for the Eastern District of Texas against our company and eight other companies. The complaint alleges that our products infringe U.S. Patent Nos. 6,701,471; 7,234,087; 7,721,165; 6,370,059; 7,366,016; 7,746,697; 7,616,485; 6,341,085; 6,567,334; 6,347,051; 7,064,995; and 7,327,624. The complaint seeks both damages and a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on storage controllers for flash memory and in particular to storage address mapping, I/O buffering, wear leveling, and reducing read latency in relation to interfacing with flash storage media. We use a custom programmed storage controller in our products. The Court has set a schedule calling for a patent claim construction hearing on January 9, 2013, and a trial commencing on July 1, 2013.

On May 18, 2011, Internet Machines LLC filed a lawsuit in U.S. District Court for the Eastern District of Texas against us and 20 other companies. The complaint alleges that our products infringe U.S. Patent Nos. 7,454,552; 7,421,532; 7,814,259; and 7,945,722. On August 26, 2011, Internet Machines MC LLC amended its prior complaint filed in U.S. District Court for the Eastern District of Texas against PLX Technology, Inc. to add our company and several other companies as defendants. This complaint alleges that our products infringe U.S. Patent No. 7,539,190. These complaints seek both damages and a permanent injunction against us. The specific infringement allegations appear to focus on a PCI switch component that, while used in some of our products, is manufactured by a third-party supplier. This third-party supplier (which was found to infringe the above identified U.S. Patent Nos. 7,454,552 and 7,421,532 by a jury in a prior case) has agreed to indemnify and defend us with respect to these lawsuits. The judges have scheduled patent claim construction hearings for the first and second lawsuits on September 11, 2012 and September 6, 2012, respectively.

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

Part I. Item 4. Mine Safety Disclosures

None.

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

	High	Low
Fiscal 2011
Fourth Quarter (beginning June 9, 2011 through June 30, 2011)	$36.98	$19.28
Fiscal 2012
First Quarter	$35.67	$14.90
Second Quarter	$41.74	$16.83
Third Quarter	$33.87	$21.84
Fourth Quarter	$29.61	$17.45

On August 20, 2012, the closing stock price of our common stock was $28.94.

Holders of Record

As of August 20, 2012, there were approximately 70 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

The following graph shows a comparison from June 9, 2011 (the date our common stock commenced trading on the New York Stock Exchange) through June 30, 2012 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Information Technology Sector Index. Data for the S&P 500 Index and the S&P 500 Information Technology Sector Index assume reinvestment of dividends. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Return among Fusion-io, Inc., The S&P 500 and The S&P 500 Information Technology Sector Index

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. In addition, the terms of our loan and security agreement with a financial institution currently prohibits us from paying cash dividends on our common stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and compliance with certain covenants under our loan and security agreement with the financial institution, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Equity Plan Information

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this annual report on Form 10-K.

Sales of Unregistered Securities

Warrants

In September 2008, the Registrant issued a warrant to purchase 125,800 shares of the Registrant’s Series A convertible preferred stock to an accredited investor at an exercise price of

$1.093 per share. In October 2011, this warrant was net exercised at a value of $34.72 per share, resulting in the issuance of 121,839 shares of the Registrant’s common stock.

Acquisition of IO Turbine

In August 2011, in connection with the acquisition of IO Turbine, Inc., the Registrant issued 2,047,003 shares of its common stock to stockholders of IO Turbine (including 413,688 unvested restricted stock awards), in accordance with the terms and conditions set forth in the merger agreement. Approximately 278,974 of such shares were deposited in escrow and held as partial security for indemnification obligations of the IO Turbine stockholders pursuant to the merger agreement, before being released in full from escrow in August 2012.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The Registrant believes the offers, sales and issuances of the securities to accredited investors were exempt from registration under the Securities Act by virtue of Rule 506 of Regulation D promulgated thereunder and/or Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The Registrant believes the offers, sales and issuances of the securities to certain of its executive officers, directors and other accredited investors were exempt from registration under the Securities Act by virtue of Rule 504 of Regulation D promulgated thereunder and/or Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. In addition, the Registrant believes the offer, sale and issuance of securities to stockholders of IO Turbine were exempt from registration under the Securities Act by virtue of Rule 506 of Regulation D promulgated thereunder and/or Section 4(2) of the Securities Act. Appropriate legends have been affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships or other disclosures, to information about the Registrant. When the Registrant has relied on Rule 506 of Regulation D promulgated under the Securities Act, other than in connection with the issuance of securities to stockholders of IO Turbine, the investors in unregistered securities have been accredited investors. In connection with the issuance of securities to stockholders of IO Turbine, each former stockholder of IO Turbine executed an investment representation letter indicating that such stockholder was receiving the Registrant’s shares with investment intent and provided information regarding their accreditation and sophistication (alone or when taken together with their purchaser representatives, as applicable). Based upon these investment representation letters, the Registrant believed that (i) no more than 35 of the stockholders of IO Turbine who participated in the issuance of the Registrant’s shares in connection with the acquisition of IO Turbine were non-accredited investors and (ii) each non-accredited stockholder of IO Turbine who participated in the issuance of the Registrant’s shares in connection with the acquisition of IO Turbine (either alone or with his purchaser representative, as applicable) had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment in the offering. When we have relied on Section 4(2) of the Securities Act, we have received affirmative representations from the purchasers of unregistered securities regarding these purchasers’ financial sophistication.

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

During fiscal 2012, we used approximately $17.6 million (net of cash acquired) of the net IPO proceeds to acquire IO Turbine. We intend to use the remaining net IPO proceeds for working capital and general corporate purposes, including expansion of our sales organization, further development and expansion of our product offerings and possible acquisitions of, or investments in, businesses, technologies or other assets. We have broad discretion in the way we use the net proceeds. Pending use of the net proceeds as described above, we intend to invest the net proceeds in U.S. government securities and short-term corporate securities such as money market funds. There has been no material change in the planned use of net IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 9, 2011.

Purchases of Equity Securities by the Issuer

None.

Trading Plans

Our Insider Trading Policy permits directors, officers, and other employees covered under the policy to establish, subject to certain conditions and limitations set forth in the policy, written trading plans which are intended to comply with Rule 10b5-1 under the Securities Exchange Act, which permit automatic trading of common stock of Fusion-io, Inc. or trading of common stock by an independent person (such as a stockbroker) who is not aware of material, nonpublic information at the time of the trade. We are aware that certain of our directors and officers have entered into written trading plans, and we believe our directors and officers may establish such programs in the future.

Part II. Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. We have derived the consolidated statement of operations data for fiscal 2010, 2011, and 2012 and consolidated balance sheet data as of June 30, 2011 and 2012 from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for fiscal year ended June 30, 2008 and 2009 and consolidated balance sheet data as of June 30, 2008, 2009, and 2010 were derived from audited consolidated financial statements that are not included in this annual report on Form 10-K. You should read the following selected consolidated financial data with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and the notes to consolidated financial statements, which are included in this annual report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended June 30,
	2008	2009	2010	2011	2012
	(In thousands, except for per share data)
Consolidated Statements of Operations Data:
Revenue	$648	$10,150	$36,216	$197,204	$359,349
Gross profit	271	5,150	20,198	113,161	200,304
Total operating expenses	10,171	30,032	51,746	103,492	205,600
(Loss) income from operations	(9,900)	(24,882)	(31,548)	9,669	(5,296)
Net (loss) income	$(9,975)	$(25,573)	$(31,716)	$4,555	$(5,583)
Net (loss) income attributable to common stockholders	$(9,975)	$(25,573)	$(32,464)	$4,555	$(5,583)
Net (loss) income per common share, basic	$(1.73)	$(3.27)	$(2.95)	$0.27	$(0.06)
Net (loss) income per common share, diluted	$(1.73)	$(3.27)	$(2.95)	$0.06	$(0.06)

	As of June 30,
	2008	2009	2010	2011	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments(1)	$2,097	$17,533	$21,193	$219,604	$321,239
Inventories	707	3,993	25,148	35,622	59,457
Working capital(1)	766	17,485	32,157	270,079	386,973
Total assets(1)	4,566	28,216	59,452	317,286	541,020
Current and long-term deferred revenue	—	838	839	12,017	28,869
Current and long-term notes payable and capital lease obligations	—	279	444	108	—
Total liabilities	2,590	7,067	21,048	42,842	80,097
Total stockholders’ (deficit) equity(1)	(11,214)	(35,647)	(66,109)	274,444	460,923

(1)	The significant increase in this item from fiscal 2010 to 2011 was primarily due to our initial public offering, which was effective in June 2011, and the receipt of net proceeds of $218.9 million. The significant increase in this item from fiscal 2011 to 2012 was primarily due to our follow-on public offering of our common stock, which was effective in November 2011, and the receipt of net proceeds of $94.0 million.

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

Overview

We provide next generation datacenter solutions that accelerate databases, virtualization, cloud computing, big data, and the applications that help drive business from the smallest e-tailers to some of the world’s largest data centers, social media leaders, and Fortune Global 500 businesses. Our integrated hardware and software platform enables the decentralization of data from legacy architectures and specialized hardware. This core technology leverages flash memory to significantly increase datacenter efficiency, with enterprise grade performance, reliability, availability, and manageability.

We were incorporated in December 2005, and we initially focused on the engineering and development of our platform. We have experienced significant growth with revenue of $36.2 million, $197.2 million, and $359.3 million in fiscal 2010, 2011, and 2012, respectively. Our headcount increased from 262 employees as of June 30, 2010 to 441 employees as of June 30, 2011 and to 669 employees as of June 30, 2012.

We sell our products through our global direct sales force, OEMs, including Cisco, Dell, HP, and IBM, and other channel partners. Some of our OEMs and channel partners integrate our platform into their own proprietary product offerings. Our primary sales office is located in San Jose, California, and we also have additional sales presence in North America, Europe, and Asia.

Large purchases by a limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. During fiscal 2010, 2011, and 2012, sales to the 10 largest customers in each period, including the applicable OEMs, accounted for approximately 75%, 92%, and 91% of revenue, respectively. Our direct customer Facebook, Apple, through a reseller, and OEM customer HP, each accounted for 36%, 24%, and 14% of our revenue, respectively, in fiscal 2011 and 30%, 25%, and 17% of our revenue, respectively, in fiscal 2012. We expect that sales to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future.

We anticipate that sales through OEMs and other channel partners will continue to constitute a substantial portion of our future revenue. In some cases, our products must be designed or qualified into the OEM’s products. If that fails to occur for a given product line of an OEM, we would likely be unable to sell our products to that OEM during the life cycle of that product, which would adversely affect our revenue. We expect that as we continue to expand our global presence and business overseas, we will increasingly depend on our OEM relationships in such markets.

We believe that extending our platform differentiation through software innovation will be critical to achieving broader market acceptance along with maintaining or increasing our gross margins. In this regard, our ioTurbine virtualization software, directCache data-tiering software, ioSphere platform management software, and the software development kit integrates and adds significant value to our platforms and we intend to continue adding software functionality to differentiate our products. The next generation VSL 3.0 virtualization software subsystem, for our next generation hardware platform is in full production. We continue to devote the majority of our research and development resources to software development, and if we are unable to successfully develop or acquire, and then market and sell additional software functionality, our ability to increase our revenue and gross margins could be adversely affected.

Our ioMemory forms the basis of our hardware offering and is designed as a portfolio of upgradeable modules, enabling faster time-to-market and increased extensibility, and it provides server-based storage memory, low access latency, field upgradeability, deep error correction, self-healing protection and native PCI Express connectivity. Our second generation ioMemory technology supports the latest NAND geometries, significantly increases performance and capacity, improves reliability while retaining the ability to build storage systems of varying capacity, performance, and form factors. At the heart of the ioMemory hardware is our proprietary field programmable data-path controller. It connects a large array of non-volatile memory chips natively to the server’s PCI-Express 1.0 or 2.0 peripheral bus, and addresses the reliability issues of non-volatile memory with our Adaptive Flashback Protection advanced chip-level fault tolerance technology, which is capable of restoring, correcting, and resurrecting lost data in the Flash-based storage sub-system.

Our portfolio of storage memory products incorporates our ioMemory hardware modules and related VSL and caching software into our family of ioDrive, ioCache, and ioFX enterprise grade products. Our ioDrive, ioDrive2, ioCache, and ioFX products work in conjunction or are integrated with our ioTurbine virtualization caching software and directCache data-tiering software.

We outsource manufacturing of our hardware products using a limited number of contract manufacturers. We procure a majority of the components used in our products directly from third-party vendors and have them delivered to our contract manufacturers for manufacturing and assembly. Once our contract manufacturers perform sub-assembly and assembly quality tests, they are assembled to our specified configurations. We perform final manufacturing assurance tests, labeling, final configuration, including a final firmware installation and shipment to our customers.

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

Recent Developments

In August 2011, we acquired IO Turbine, Inc., or IO Turbine, a provider of caching solutions for virtual environments, based in San Jose, California. The acquisition of IO Turbine is a key part of our strategy to enable enterprise customers to increase the utilization, performance, and efficiency of their datacenter resources, and extract greater value from their information assets. The aggregate consideration in the acquisition for all of IO Turbine’s outstanding securities on a fully diluted basis was approximately $65.6 million, which consisted of (1) cash, (2) shares of our common stock valued at $28.40 per share, the closing sale price of our common stock on the closing date of the acquisition, and (3) the fair value (approximately $0.9 million) of assumed stock options and restricted stock awards attributable to pre-acquisition service. In addition, subsequent to the acquisition we will recognize up to approximately $26.4 million of stock-based compensation expense related to the fair value of assumed restricted stock awards and stock options, of which approximately $3.8 million was expensed immediately in connection with the acceleration of vesting of certain restricted stock awards and the remainder will be recognized over the underlying future service period of the assumed stock awards and stock options. The assets, liabilities, and operating results of IO Turbine are reflected in our consolidated financial statements from the date of acquisition. Approximately $3.6 million of cash and 278,974 shares were deposited in escrow and held for one year from the date of acquisition as partial security for indemnification obligations of the IO Turbine stockholders pursuant to the merger agreement, before being released in full from escrow in August 2012.

In November 2011, we completed a follow-on public offering of our common stock in which we sold and issued 3,000,000 shares at an issuance price of $33.00 per share. After deducting underwriting discounts and commissions and approximately $1.1 million in offering costs, we received approximately $94.0 million in net proceeds.

Components of Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our storage memory products and support services. We sell our storage memory platform through our global direct sales force, OEMs, and other channel partners. We provide our support services pursuant to support contracts, which involve hardware support, software support, and software upgrades on a when-and-if available basis, and typically have a one-year term. Revenue from support services for fiscal 2010, 2011, and 2012 represented less than $1.0 million, $4.5 million, and $14.6 million, respectively. In fiscal 2012, our software revenue was not significant to our consolidated statement of operations.

Cost of Revenue

Cost of revenue consists primarily of material costs including amounts paid to our suppliers and contract manufacturers for hardware components and assembly of those components into our products. The largest portion of our cost of revenue consists of the cost of non-volatile memory components. Given the commodity nature of memory components, neither we nor our contract manufacturers generally enter into long-term supply contracts for our product components, which can cause our cost of revenue to fluctuate. Cost of revenue is recorded when the related product revenue is recognized. Cost of revenue also includes costs related to allocated personnel expenses related to customer support, warranty costs, costs of shipping, and carrying value adjustments recorded for excess and obsolete inventory.

Operating Expenses

The largest component of our operating expenses is personnel costs, consisting of salaries, benefits, and incentive compensation for our employees, which includes stock-based compensation. Our headcount increased from 262 employees as of June 30, 2010 to 441 employees as of June 30, 2011, and to 669 employees as of June 30, 2012. As a result, operating expenses have increased significantly over these periods.

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

Trends in Our Business

Gross Margin

For fiscal 2012, gross margin decreased from fiscal 2011 mainly due to higher raw material costs associated with the early stage of the ioDrive2 product lifecycle and also related to product mix. We are now qualified with three NAND flash suppliers, and we believe there is potential for additional gross margin improvement; however, we plan to continue to balance driving market adoption with improving gross margin. While gross margin remains subject to fluctuations as a result of raw material costs and product mix, we currently anticipate our gross margin to improve slightly in fiscal 2013 compared to fiscal 2012 due to lower raw material costs and more normalized product mix.

Sales and Marketing

We plan to continue to invest in sales by increasing our sales headcount. Our sales personnel are typically not immediately productive and therefore the increase in sales and marketing expense when we add new sales representatives is not immediately offset by increased revenue and may not result in increased revenue over the long-term. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue could therefore affect our future period-to-period financial performance. We expect that sales and marketing expenses will continue to increase in absolute dollars and may fluctuate as a percentage of revenue as we expect to continue hiring new sales representatives. We also expect to expand marketing activities to drive sales opportunities and brand awareness.

Research and Development

We expect to continue to devote substantial resources to the development of our products including the development of new products. We believe that these investments are necessary to maintain and improve our competitive position. We expect that our research and development expenses will continue to increase in absolute dollars and may fluctuate as a percentage of revenue as we expect to continue to invest in additional engineering personnel and infrastructure required to support the development of new products and to enhance existing products.

General and Administrative

While we expect personnel costs, including stock-based compensation expense for employees and non-employees, to be the primary component of general and administrative expenses, we also expect to continue to incur significant legal and accounting costs related to compliance with rules and regulations implemented by the SEC. We expect that general and administrative expenses will continue to increase in absolute dollars and as a percentage of revenue primarily due to general growth of the business, infrastructure costs to support our international growth, and in legal costs related to intellectual property.

Results of Operations for the Fiscal Years Ended June 30, 2010, 2011 and 2012

Revenue

The following table presents our revenue for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Year Ended June 30,		Change in		Year Ended June 30,		Change in
	2010	2011	$	%	2011	2012	$	%
Revenue	$36,216	$197,204	$160,988	445%	$197,204	$359,349	$162,145	82%

2010 Compared to 2011. Revenue increased $161.0 million from fiscal 2010 to fiscal 2011, primarily due to the increase in the overall volume of our products shipped.

2011 Compared to 2012. Revenue increased $162.1 million from fiscal 2011 to fiscal 2012, primarily due to the increase in the overall volume of our products shipped.

Revenue from the 10 largest customers, including the applicable OEMs, for each fiscal year was 75%, 92%, and 91% of revenue for fiscal 2010, 2011, and 2012, respectively. Three customers accounted for 36%, 24%, and 14% of our revenue in fiscal 2011 and 30%, 25%, and 17% of our revenue in fiscal 2012. No other customer accounted for 10% or greater of revenue in fiscal 2011 and 2012. Revenue from customers with a ship-to location in the United States accounted for 76%, 82%, and 74% of revenue for fiscal 2010, 2011, and 2012, respectively.

Cost of Revenue and Gross Margin

The following table presents our cost of revenue and gross margin for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Year Ended June 30,		Change in		Year Ended June 30,		Change in
	2010	2011	$	%	2011	2012	%	%
Cost of revenue	$16,018	$84,043	$68,025	425%	$84,043	$159,045	$75,002	89%
Gross profit	20,198	113,161	92,963	460%	113,161	200,304	87,143	77%
Gross margin(1)	56%	57%			57%	56%

(1)	We define gross margin as our gross profit expressed as a percentage of total revenues

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

2011 Compared to 2012. Cost of revenue increased $75.0 million and gross profit increased $87.1 million from fiscal 2011 to fiscal 2012, primarily due to the increase in the volume of our products shipped. Our gross margin decreased from fiscal 2011 to fiscal 2012 due to higher raw material costs associated with the early stage of the ioDrive2 product lifecycle and also related to product mix.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Year Ended June 30,		Change in		Year Ended June 30,		Change in
	2010	2011	$	%	2011	2012	$	%
Sales and marketing	$23,386	$55,698	$32,312	138%	$55,698	$87,171	$31,473	57%

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

2011 Compared to 2012. Sales and marketing expenses increased $31.5 million from fiscal 2011 to fiscal 2012, primarily due to an increase in sales and marketing personnel from 232 employees at the end of fiscal 2011 to 347 at the end of fiscal 2012, as we hired additional employees to focus on acquiring new customers and expanding our business. This increase in headcount resulted in a $23.5 million increase in personnel-related costs, including a $3.0 million increase in sales commissions. The majority of the remaining increase in sales and marketing expenses from fiscal 2011 to fiscal 2012 was due to a $2.9 million increase in product demonstration expenses, a $2.0 million increase in travel-related costs, and a $0.5 million increase in consulting services.

Research and Development

The following table presents our research and development expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Year Ended June 30,		Change in		Year Ended June 30,		Change in
	2010	2011	$	%	2011	2012	$	%
Research and development	$15,977	$27,238	$11,261	70%	$27,238	$60,006	$32,768	120%

2010 Compared to 2011. Research and development expenses increased $11.3 million from fiscal 2010 to fiscal 2011, primarily due to an increase in the number of research and development employees, from 97 as of June 30, 2010 to 152 as of June 30, 2011. This resulted in a $7.3 million increase in personnel-related costs. The increase was also due to a $1.7 million increase in manufacturing costs for new product prototypes, and a $1.2 million increase in allocated rent and facilities expenses.

2011 Compared to 2012. Research and development expenses increased $32.8 million from fiscal 2011 to fiscal 2012, primarily due to an increase in research and development personnel from 152 employees at the end of fiscal 2011 to 243 at the end of fiscal 2012, resulting in a $22.5 million increase in personnel-related costs. The increase was also due to a $3.1 million increase in manufacturing costs for new product prototypes, a $2.3 million increase in amortization expense for an intangible asset for developed technology acquired in the IO Turbine acquisition, a $1.7 million increase in engineering outside services, and a $1.0 million increase in depreciation expense.

General and Administrative

The following table presents our general and administrative expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Year Ended June 30,		Change in		Year Ended June 30,		Change in
	2010	2011	$	%	2011	2012	$	%
General and administrative	$12,383	$20,556	$8,173	66%	$20,556	$58,423	$37,867	184%

2010 Compared to 2011. General and administrative expenses increased $8.2 million from fiscal 2010 to fiscal 2011, primarily due to an increase in stock-based compensation of $4.6 million, of which $3.2 million specifically related to non-employee stock option awards and the significant increase in the fair value of these awards from period to period. In addition, the increase was due to the number of general and administrative employees, from 42 as of June 30, 2010 to 57 as of June 30, 2011. These increases contributed to a $7.9 million increase in personnel-related costs. The increase was offset by a $3.1 million decrease in legal costs, including a $1.0 million insurance claim reimbursement related to the resolution of litigation that was ongoing in fiscal 2010. The majority of the remaining increase was due to a $2.4 million increase in depreciation expense and a $0.5 million increase in professional accounting services.

2011 Compared to 2012. General and administrative expenses increased $37.9 million from fiscal 2011 to fiscal 2012, primarily due to an increase in stock-based compensation of $22.8 million, of which $5.2 million specifically related to non-employee stock option awards and the significant increase in the fair value of these awards from period to period and $3.8 million related to the acceleration of vesting of certain restricted stock awards assumed in connection with the acquisition of IO Turbine. In addition, the increase was due to the number of general and administrative employees, from 57 employees at the end of fiscal 2011 to 79 employees at the end of fiscal 2012. These increases contributed to a $26.8 million increase in personnel-related costs. The majority of the remaining increase was due to a $2.9 million increase in professional accounting and legal services, a $1.3 million increase in acquisition related costs due to the acquisition of IO Turbine, a $1.1 million increase in rent expense, and a $0.9 million increase in consulting costs.

Other Income (Expense), net

The following table presents our other income (expense), net for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Year Ended June 30,		Change in		Year Ended June 30,		Change in
	2010	2011	$	%	2011	2012	$	%
Other income (expense), net	$(156)	$(3,420)	$(3,264)	(2,092)%	$(3,420)	$328	$3,748	110%

2010 Compared to 2011. Other income (expense), net changed by $3.3 million from fiscal 2010 to fiscal 2011, primarily due to $2.1 million increased expense attributable to the change in the fair value of a preferred stock warrant and a $1.0 million increase in other expense due to a change in the fair value of a common stock repurchase derivative liability.

2011 Compared to 2012. Other income (expense), net changed by $3.7 million from fiscal 2011 to fiscal 2012, primarily due to a decrease in interest expense of $2.3 million, which was primarily the result of a change in the fair value of a preferred stock warrant, and a decrease of $1.1 million in other expense, which was primarily the result of a change in the fair value of a common stock repurchase derivative liability.

Income Tax Expense

The following table presents our income tax expense for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Year Ended June 30,		Change in		Year Ended June 30,		Change in
	2010	2011	$	%	2011	2012	$	%
Income tax expense	$12	$1,694	$1,682	14,017%	$1,694	$615	$(1,079)	(64)%

2010 Compared to 2011. Income tax expense increased by $1.7 million due to income tax expense related to certain state jurisdictions for which taxable income existed and for which net operating loss carryforwards were not available, federal alternative minimum taxes, and foreign income taxes.

2011 Compared to 2012. Income tax expense decreased by $1.1 million, primarily due to a tax benefit we received in fiscal 2012 as a result of a partial reversal of the valuation allowance against our deferred tax assets as a result of a deferred tax liability recognized in connection with the acquisition of IO Turbine, as well as a tax provision benefit received related to stock-based awards. These were partially offset by state income taxes and foreign income taxes on current income in jurisdictions for which net operating loss carryforwards were not available as well as U.S. federal alternative minimum tax.

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

	Quarter Ended
	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012
	(In thousands, expect for gross margin and per share data)
Revenue	$27,046	$31,218	$67,251	$71,689	$74,385	$84,131	$94,237	$106,596
Gross profit	11,634	18,340	35,753	47,434	47,031	42,925	49,057	61,291
Gross margin(1)	43.0%	58.7%	53.2%	66.2%	63.2%	51.0%	52.1%	57.5%
Total operating expenses	17,379	20,289	28,024	37,800	42,366	46,972	53,981	62,281
(Loss) income from operations	(5,745)	(1,949)	7,729	9,634	4,665	(4,047)	(4,924)	(990)
Net (loss) income	$(5,771)	$(2,473)	$7,035	$5,764	$7,189	$(5,709)	$(4,676)	$(2,387)
Net (loss) income per common share, basic	$(0.46)	$(0.19)	$0.50	$0.21	$0.09	$(0.07)	$(0.05)	$(0.03)
Net (loss) income per common share, diluted	$(0.46)	$(0.19)	$0.09	$0.06	$0.07	$(0.07)	$(0.05)	$(0.03)

(1)	We define gross margin as our gross profit expressed as a percentage of total revenues

Revenue has increased sequentially in all of the quarters presented due to increases in the volume of products sold.

The gross margin for the three months ended December 31, 2010 increased sequentially due to a significantly lower volume of sales to a significant customer. Gross margin for the three months ended March 31, 2011 decreased sequentially primarily due to sales of excess raw materials of approximately $4.0 million related to end-of-life products, which were sold at their approximate carrying values and to a higher concentration of lower gross margin sales to a significant customer. Gross margin for the three months ended June 30, 2011 increased due to the higher gross margin mix of products sold.

The gross margin for the three months ended December 31, 2011 decreased sequentially due to higher raw material costs from the early stage of ioDrive 2 product lifecycle and the lower gross margin mix of products sold. Gross margin for the three months ended June 30, 2012 increased sequentially due to lower raw material costs and the higher gross margin mix of products sold.

Operating expenses in all quarters increased sequentially as we continued to add headcount and incurred related costs to accommodate our growth.

Liquidity and Capital Resources

Primary sources of liquidity

As of June 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $321.2 million, net accounts receivable of $56.7 million, and amounts available under our revolving line of credit of approximately $21.8 million. In June 2011, we completed an initial public offering of our common stock, or IPO, in which we issued and sold 12,600,607 shares and received net proceeds of approximately $218.9 million. In November 2011, we completed a follow-on public offering of our common stock in which we issued and sold 3,000,000 shares and received net proceeds of approximately $94.0 million. We had working capital of $387.0 million as of June 30, 2012.

In August 2011, we used approximately $17.6 million (net of cash acquired) of the net IPO proceeds as partial consideration to purchase IO Turbine. We anticipate using the remaining net proceeds from our public offerings for working capital and general corporate purposes, including expansion of our sales organization, further development and expansion of our product offerings and possible acquisitions of, or investments in, businesses, technologies, or other assets. We have no present material understandings, commitments, or agreements to enter into any acquisitions or investments. Our excess cash is primarily invested in money market funds.

Historically, our primary sources of liquidity have been from customer payments for our products and services, the issuance of common and convertible preferred stock and convertible notes and proceeds from our revolving line of credit.

Cash Flow Analysis

	Year Ended June 30,
	2010	2011	2012
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(39,553)	$(9,857)	$34,768
Investing activities	(14,298)	(916)	(41,574)
Financing activities	46,719	221,113	108,527

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

Our net cash provided by operating activities for fiscal 2012 was $34.8 million. During this period our operating cash inflows, which consisted primarily of cash collections from our customers, were partially offset by purchases of inventory and investments made to hire additional headcount to support our current and anticipated growth. Our net loss for 2012 was $5.6 million. Significant non-cash expenses included in net income were stock-based compensation of $42.6 million, depreciation and amortization expense of $9.0 million, and the non-cash expense recorded related to the convertible preferred stock warrant and the common stock repurchase derivative liability.

Investing Activities

Cash flows from investing activities primarily relate to purchases of computer equipment, leasehold improvements and property and equipment to support our growth. Investing activities also includes cash used for business acquisitions and purchases, sales, and maturities of our short-term investments in available-for-sale securities.

For fiscal 2010, our net cash used in investing activities was $14.3 million, including $13.9 million for purchases of short-term investments and $3.4 million for purchases of property and equipment.

In fiscal 2011, our net cash used in investing activities was $0.9 million and was primarily due to the cash used for the purchase of property and equipment of $13.0 million offset by net proceeds from the sale of short-term investments of $12.0 million and $0.1 million from the sale of property and equipment.

For fiscal 2012, our net cash used in investing activities was $41.6 million, including $24.0 million from purchases of property and equipment and $17.6 million for the acquisition of IO Turbine, net of cash acquired.

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

We generated $108.5 million in cash from financing activities in fiscal 2012, primarily due to the $94.0 million in net proceeds from the issuance of common stock through our follow-on public offering, $13.3 million in net proceeds from our employee stock purchase plan and exercise of stock options, and $2.5 million from a tax benefit from the exercise of stock options, all offset by the payout of a common stock repurchase derivative liability of $1.1 million.

Revolving Line of Credit

In September 2010, we amended and restated our loan and security agreement, or the revolving line of credit, with a financial institution. The revolving line of credit allows us to borrow up to a limit of $25.0 million. A sublimit of $6.0 million for letters of credit, certain cash management services, and foreign exchange forward contracts applied until May 2012. The total balance of letters of credit outstanding at June 30, 2012 was $3.2 million, which reduces the amount we have available to borrow under the revolving line of credit. Prior to May 2012, borrowings under the revolving line of credit would have accrued interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the prime rate as published in the Wall Street Journal. An unused commitment fee equal to 0.375% of the difference between the $25.0 million limit and the average daily balance of borrowings outstanding each quarter was due on the last day of such quarter. Prior to May 2012, the revolving line of credit was secured by substantially all of our assets. We can make advances against the revolving line of credit until its maturity date in September 2012, at which time all unpaid principal and interest shall be due and payable.

In August 2011, we entered into an amendment to the revolving line of credit which provided for the consent of the financial institution with respect to the IO Turbine acquisition and certain amendments to provide us with further flexibility to consummate mergers and acquisitions permitted under the revolving line of credit.

In May 2012, we entered into a second amendment to the revolving line of credit. Pursuant to this amendment, the pricing on revolving line of credit was amended such that borrowings under the revolving line of credit accrue interest at a per annum rate equal to, at our option, a floating per annum rate equal to the prime rate as published in the Wall Street Journal, or the LIBOR rate (based on 1, 2, 3 or 6-month interest periods) plus a margin equal to two percent (2.00%) per annum. This amendment further provides for, among other things, (i) the reduction of the quarterly unused commitment fee to an amount equal to one-quarter of one percent (0.25%) per annum of the difference between the $25.0 million loan commitment and the average daily balance of borrowings outstanding on the last day of each quarter, (ii) the removal of the borrowing base formula and the sublimits restricting for the issuance of letters of credit, cash management services and foreign exchange forward contracts, and (iii) the release of the financial institution’s security interest in all of our assets.

Under the terms of the revolving line of credit, we are required to maintain the following minimum financial covenants on a consolidated basis:

•	A ratio of current assets to current liabilities plus, without duplication, any of our obligations to the financial institution, of at least 1.25 to 1.00.

•

A tangible net worth of at least $25.0 million, plus 25% of the net proceeds we received from the sale or issuance of our equity or subordinated debt, such increase to be measured as of the last day of the quarter in which we received such proceeds.

As of June 30, 2012, no borrowings were outstanding under the revolving line of credit and we were in compliance with all covenants.

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

We believe that our cash and cash equivalents and available amounts under the revolving line of credit, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Although we are not currently a party to any material agreement or letter of intent regarding potential investments in, or acquisitions of, complementary businesses, applications, or technologies, we may enter into these types of arrangements, which could require us to seek additional equity or debt financing. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences, and privileges senior to those of our current stockholders. We cannot assure you that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Material Commitments

The following is a summary of our contractual obligations as of June 30, 2012 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating lease obligations	$54,394	$5,625	$11,039	$11,595	$26,135
Purchase obligations(1)	35,794	35,794	—	—	—

Total	$90,188	$41,419	$11,039	$11,595	$26,135

(1)	In May 2012, we entered into a minimum purchase commitment for raw materials inventory that ends in June 2013 and provides for a termination fee based on a percentage of the amount of raw materials inventory not taken under the commitment. During fiscal 2012, we paid approximately $1.2 million under this commitment. As of June 30, 2012, approximately $35.8 million remains outstanding under this commitment. Purchase obligations under purchase orders or contracts that we can cancel without a significant penalty, such as routine purchases for operating expenses, are not included in the above table.

Operating lease payments primarily relate to our leases of office space with various expiration dates through 2021. During fiscal 2011 and 2012, we entered into new leases to expand our primary office facilities in Salt Lake City, Utah. The term of these leases includes an initial lease term that ends in September 2021, plus the option to extend the leases for an additional five years. These leases include rent holidays during the first year beginning with the lease effective date and increasing rental rates over the term of the leases. These leases also require us to provide the lessor letters of credit in aggregate of $3.0 million.

In January 2012, we entered into a lease agreement to lease approximately 79,000 square feet of office space located in San Jose, California. The lease term is for 82 months and ends in March 2019. The lease provides for monthly payments of rent during the term as set forth in the lease. The lease also includes rent holidays during the first year beginning with the lease effective date and increasing rental rates over the term of the lease. The lease allows for leasehold improvements up to $1.2 million to be paid by the landlord. We have relocated employees currently based in the Silicon Valley area to our San Jose facility.

Indemnification

We have agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that provides corporate reimbursement coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2011 and 2012.

Many of our agreements with customers and channel partners, including OEMs and resellers, generally include certain provisions for indemnifying the channel partners and customers against third-party claims of intellectual property infringement arising from the use of our products. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in our consolidated financial statements.

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

Revenue Recognition

We derive our revenue primarily from sales of products and support services and enter into multiple-element arrangements in the normal course of business with our customers and channel partners. In all of our arrangements, we do not recognize revenue until we can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and we deem collection to be reasonably assured. In making these judgments, we evaluate these criteria as follows:

•	Evidence of an Arrangement — We consider a non-cancelable agreement or purchase order signed by a customer to be persuasive evidence of an arrangement.

•

Delivery has Occurred — We consider delivery to have occurred when product has been delivered to the customer based on applicable shipping terms, and no post-delivery obligations exist other than ongoing support obligations under sold support services. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

•

Fees are Fixed or Determinable — We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, we recognize revenue net of estimated returns or if a reasonable estimate cannot be made, when the right to a refund or adjustment lapses.

•

Collection is Reasonably Assured — We conduct a credit worthiness assessment on all our customers. Generally we do not require collateral. We continue to evaluate collectability by reviewing our customers’ credit worthiness including a review of past transaction history. Payment terms are typically 30 to 75 days from the date of invoice. Collection is reasonably assured if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not reasonably assured, revenue is deferred and recognized upon the receipt of cash.

Some of our revenue arrangements are multiple-element arrangements because they are comprised of sales of both products and support services. For multiple-element arrangements, we evaluate whether each deliverable could be accounted for as separate units of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value, and for an arrangement where a general right of return exists relative to a delivered item, delivery, or performance of the undelivered item must be considered probable and substantially in our control. Stand-alone value exists if the product or service is sold separately by us or by another vendor or could be resold by the customer. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition.

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

•

VSOE — We determine VSOE based on our historical pricing and discounting practices for the specific product or support service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for products or support services fall within a reasonably narrow pricing range. We have historically priced certain of our ioDrive products within a narrow range and have used VSOE to allocate the selling price of deliverables for these specific product sales.

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

•

BESP — When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or support service was sold on a stand-alone basis. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, sales volume, geographies, market conditions, competitive landscape, and pricing practices.

Our agreements with certain customers, including certain OEMs and other channel partners, contain provisions for sales returns, price protection, and rebates in limited circumstances. In limited circumstances and on an infrequent basis, even if we are not obligated to accept returned products, we may determine it is in our best interest to accept returns in order to maintain good relationships with our customers. We recognize revenue net of the effects of these estimated obligations at the time revenue is recorded.

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

Certain of our contracts allow for rebates that are based on a fixed percentage of our sales to the customer or sales to the end-user or a fixed dollar amount per unit. We recognize the amount of the rebates as a reduction of revenues when the underlying revenue is recognized.

Deferred revenue primarily represents customer billings in excess of revenue recognized, primarily for support services. Support services are typically billed in advance on an annual basis or at the inception of a multiple year support contract and revenue is recognized ratably over the support period of one to five years.

We also sell stand-alone software products. During the years ended June 30, 2010, 2011, and 2012, our software revenue was not significant to our consolidated statements of operations.

Business Combinations and Impairment of Long-lived and Intangible Assets, Including Goodwill

When we acquire businesses, we allocate the fair value of the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired company and our understanding of the future projections. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain, unpredictable, and subject to refinement. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

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

We test goodwill for impairment annually as of April 1, or whenever events or changes in circumstances indicate that goodwill may be impaired. We initially assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we perform a first step by comparing the book value of net assets to the fair value of our single reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. Based upon our assessment, we determined that it is not more-likely-than-not that the fair value of our single reporting unit is less than its carrying amount and no impairment was recognized during fiscal 2012.

Stock-Based Compensation

Under ASC 718, stock-based compensation cost for each award is estimated at the grant date based on the award’s fair value as calculated by an option-pricing model and is recognized as expense over the requisite service period. We use the Black-Scholes-Merton option-pricing model which requires various highly judgmental assumptions including the estimated fair value of our common stock, volatility over the expected life of the option, stock option exercise and cancellation behaviors, risk-free interest rate, and expected dividends. We estimated the fair value of each employee option granted using the following assumptions for the periods presented.

	Year Ended June 30,
	2010	2011	2012
Expected volatility	49%	48-60%	59-60%
Expected term (in years)	6.1	3.2-7.0	5.2-6.6
Risk-free interest rate	2.4-2.9%	0.6-2.7%	1.0-2.0%
Expected dividends	—	—	—

•

Volatility — As we do not have a trading history for our common stock of sufficient length for purposes of the Black-Scholes-Merton option pricing model, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for a group of companies we consider our peers based on a number of factors including, but not limited to, similarity to us with respect to industry, business model, stage of growth, financial risk, or other factors, along with considering the future plans of our company to determine the appropriate volatility over the expected life of the option. We used the daily price of these peers over a period equivalent to the expected term of the stock option grants. We did not rely on implied volatilities of traded options in our peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

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

Inventory Valuation

Inventories consist of raw materials, work in progress, and finished goods and are stated at the lower of cost (using the first-in, first-out method) or market value. Our finished goods consist of manufactured finished goods.

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

Warranty Liability

We provide our customers a standard limited product warranty of up to five years. Our standard warranties require us to repair or replace defective products during such warranty period at no cost to the customer. We estimate the costs that may be incurred under our standard limited warranty and record a liability in the amount of such costs at the time product sales are recognized. Factors that affect our warranty liability include the number of installed units, identified warranty issues, historical experience, and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liability each period and make adjustments to the liability as necessary.

Income Taxes

Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. We record income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

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

As of June 30, 2012, we had federal and state net operating loss carryforwards of $3.8 million and $30.4 million, respectively, federal and state research and development tax credit carryforwards in the amount of $4.0 million and $2.2 million, respectively, and a federal alternative minimum tax credit carryforward in the amount of $0.6 million. In the future, we intend to utilize any carryforwards available to us to reduce our tax payments. A limited amount of these carryforwards will be subject to annual limitations that may result in their expiration before some portion of them has been fully utilized.

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

Segments

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. We have concluded that we operate in one business segment, which is the development, marketing and sale of storage memory products. Substantially, all of our revenue for all periods presented in the accompanying condensed consolidated statements of operations has been from sales of the ioDrive product line and related customer support services.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 11 — Related Party Transactions in the notes to consolidated financial statements.

Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. Although our international operations are currently immaterial compared to our operations in the United States, we expect to continue to expand our international operations which will increase our potential exposure to fluctuations in foreign currencies. Our exposures are to fluctuations in exchange rates primarily for the U.S. dollar versus the euro and the British pound. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of June 30, 2012, we had approximately $1.2 million of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses. Through June 30, 2012, all of our sales were billed in U.S. dollars and therefore not subject to direct foreign currency risk.

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

Part II. Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part II. Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed, as defined in Rule 13a-15(F) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In connection with the preparation of our annual consolidated financial statements, our management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting practices, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2012. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting and has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2012, we implemented an enterprise resource planning, or ERP, system in our U.S. operations. During fiscal 2013 we plan to continue to enhance the ERP system and continue to improve and enhance our system of internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Part II. Item 9B. Other Information

None.

Part III.

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2012 annual meeting of stockholders (the “2012 Proxy Statement”), which will be filed with the SEC within 120 days after the end of fiscal 2012.

Part III. Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and incorporated herein by reference.

Part III. Item 11. Executive Compensation

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” in the 2012 Proxy Statement and incorporated herein by reference.

Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2012 Proxy Statement and incorporated herein by reference.

Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2012 Proxy Statement and incorporated herein by reference.

Part III. Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption “Ratification of Appointment of the Independent Registered Public Accounting Firm” under the subheading of “Fees Paid to Ernst & Young, LLP” in the 2012 Proxy Statement and incorporated herein by reference.

Part IV. Item 15. Exhibits, Consolidated Financial Statements, and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements, Schedules, and Exhibits on page F-1 as a part of this annual report on Form 10-K.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The exhibits listed below are filed as part of this annual report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

2.1	Agreement and Plan of Reorganization, dated as of August 4, 2011¸ by and between the Registrant, IO Turbine, Inc. and certain other parties		8-K	001-35188	2.1	08/05/2011

3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K	001-35188	3.1	09/02/2011

3.2	Amended and Restated Bylaws of the Registrant		10-K	001-35188	3.2	09/02/2011

4.1	Specimen common stock certificate of the Registrant		S-1/A	333-172683	4.1	05/23/2011

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2010 between the Registrant and certain holders of the Registrant’s capital stock named therein		S-1	333-172683	4.2	03/09/2011

4.3	Warrant to Purchase Stock issued by the Registrant to Silicon Valley Bank, dated September 10, 2008		S-1	333-172683	4.3	03/09/2011

10.1A*	Form of Indemnification Agreement by and between the Registrant and certain of its directors and officers		S-1/A	333-172683	10.1A	05/23/2011

10.1B*	Form of Indemnification Agreement by and between the Registrant and certain of its directors affiliated with investment funds and such investment funds		S-1/A	333-172683	10.1B	05/23/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.2*	2006 Stock Option Plan and Form of Stock Option Agreement under 2006 Stock Option Plan		S-1	333-172683	10.2	03/09/2011

10.3*	2008 Stock Incentive Plan and Form of Stock Option Agreement under 2008 Stock Incentive Plan		S-1	333-172683	10.3	03/09/2011

10.4*	2010 Executive Stock Incentive Plan and Related Forms		S-1	333-172683	10.4	03/09/2011

10.5*	2011 Equity Incentive Plan and Related Forms		S-1/A	333-172683	10.5	05/23/2011

10.6*	2011 Employee Stock Purchase Plan and Form of Purchase Agreement under 2011 Employee Stock Purchase Plan		S-1/A	333-172683	10.6	05/23/2011

10.7*	Form of Non-Plan Stock Option Agreement between the Registrant and certain of its officers		S-1	333-172683	10.7	03/09/2011

10.8*	Second Amended and Restated Employment Agreement between the Registrant, David Flynn and Sandusky Investments, Ltd., dated as of April 7, 2010		S-1	333-172683	10.8	03/09/2011

10.9*	Amended and Restated Employment Agreement between the Registrant, Rick White and West Coast VC, LLC, dated as of December 31, 2008		S-1	333-172683	10.9	03/09/2011

10.9A*	Amendment Number One to Amended and Restated Employment Agreement between the Registrant, Rick White and West Coast VC, LLC, dated as of March 7, 2011		S-1	333-172683	10.9A	03/09/2011

10.10*	Form of Involuntary Termination Severance Agreement between the Registrant and certain of its officers		S-1	333-172683	10.10	03/09/2011

10.10A*	Involuntary Termination Severance Agreement between the Registrant and Dennis P. Wolf, dated as of August 11, 2010		S-1/A	333-172683	10.10A	04/18/2011

10.11*	Transition Agreement and Release between the Registrant and David R. Bradford, dated as of September 21, 2010		S-1	333-172683	10.11	03/09/2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.12	Lease Agreement between the Registrant and NOP Cottonwood 2825, LLC, dated May 28, 2010 (Building 10)		S-1	333-172683	10.12	03/09/2011

10.12A	First Amendment to Lease Agreement between Registrant and NOP Cottonwood 2825, LLC, dated August 16, 2011 (Building 10)		10-Q/A	001-35188	10.2	11/16/2011

10.12B	Second Amendment to Lease Agreement between Registrant and NOP Cottonwood 2825, LLC, dated December 2, 2011 (Building 10)		10-Q	001-35188	10.1	02/09/2012

10.13	Lease Agreement between the Registrant and NOP Cottonwood 2855, LLC, dated May 28, 2010 (Building 11)		S-1	333-172683	10.13	03/09/2011

10.13A	First Amendment to Lease Agreement between Registrant and NOP Cottonwood 2855, LLC, dated September 6, 2011 (Building 11)		10-Q/A	001-35188	10.3	11/16/2011

10.13B	Second Amendment to Lease Agreement between Registrant and NOP Cottonwood 2855, LLC, dated July 10, 2012 (Building 11)	X

10.14	Office Lease Agreement between the Registrant and Bixby Technology Center, LLC, dated May 29, 2009		S-1	333-172683	10.14	03/09/2011

10.15A	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated September 13, 2010		S-1	333-172683	10.15	03/09/2011

10.15B	First Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of August 4, 2011		8-K	001-35188	10.1	08/05/2011

10.15C	Second Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of May 16, 2012		8-K	001-35188	10.1	05/18/2012

10.16*	Offer Letter between the Registrant and Dennis Wolf, dated November 4, 2009		S-1/A	333-172683	10.16	05/06/2011

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.17*	Offer Letter between the Registrant and Jim Dawson, dated April 1, 2008		S-1/A	333-172683	10.17	05/06/2011

10.18*	Offer Letter between the Registrant and Lance Smith, dated April 29, 2008 as supplemented by an Offer Letter dated December 26, 2008		S-1/A	333-172683	10.18	05/06/2011

10.19*	Executive Incentive Compensation Plan, adopted by the Registrant on May 16, 2011		S-1/A	333-172683	10.19	05/23/2011

10.20*	IO Turbine, Inc. 2009 Equity Incentive Plan		10-K	001-35188	10.20	09/02/2011

10.21	Office Lease, dated as of January 13, 2012 and executed on January 20, 2012, by and between Fusion-io, Inc. and LaSalle Montague, Inc.		10-Q	001-35188	10.1	05/10/2012

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Linkbase Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

101.LAB**	XBRL Taxonomy Labels Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed.

Signatures

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Fusion-io, Inc.

By:	/s/ DAVID A. FLYNN
David A. Flynn
Chief Executive Officer and President

August 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 27, 2012.

Signature	Title

/s/ DAVID A. FLYNN	Chief Executive Officer, President and Director
David A. Flynn	(Principal Executive Officer)

/s/ DENNIS P. WOLF	Chief Financial Officer and Executive Vice President
Dennis P. Wolf	(Principal Financial and Accounting Officer)

/s/ FOREST BASKETT, Ph.D.	Director
Forest Baskett, Ph.D.

/s/ H. RAYMOND BINGHAM	Director
H. Raymond Bingham

/s/ DANA L. EVAN	Director
Dana L. Evan

/s/ SHANE V. ROBISON	Director
Shane V. Robison

/s/ SCOTT D. SANDELL	Director
Scott D. Sandell

/s/ RICK C. WHITE	Director
Rick C. White

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Fusion-io, Inc.

We have audited the accompanying consolidated balance sheets of Fusion-io, Inc. as of June 30, 2011 and 2012, and the related consolidated statements of operations, convertible preferred stock, stockholders’ (deficit) equity and comprehensive (loss) income, and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fusion-io, Inc. as of June 30, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fusion-io, Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

August 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Fusion-io, Inc.

We have audited Fusion-io, Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Fusion-io, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Fusion-io, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fusion-io, Inc. as of June 30, 2011 and 2012, and the related consolidated statements of operations, convertible preferred stock, stockholders’ (deficit) equity and comprehensive (loss) income, and cash flows for each of the three years in the period ended June 30, 2012 and our report dated August 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

August 27, 2012

FUSION-IO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$219,604	$321,239
Accounts receivable, net of allowances of $2,064 and $953 as of June 30, 2011 and 2012, respectively	44,374	56,720
Inventories	35,622	59,457
Prepaid expenses and other current assets	3,866	9,224

Total current assets	303,466	446,640
Property and equipment, net	13,743	31,245
Intangible assets, net	—	8,164
Goodwill	—	54,777
Other assets	77	194

Total assets	$317,286	$541,020

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,314	$9,765
Accrued and other current liabilities	15,043	29,187
Deferred revenue	9,030	20,715

Total current liabilities	33,387	59,667
Deferred revenue, less current portion	2,987	8,154
Other liabilities	6,468	12,276
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0002 par value; 10,000,000 shares authorized as of June 30, 2011 and 2012; no shares issued and outstanding as of June 30, 2011 and 2012	—	—
Common stock, $0.0002 par value; 500,000,000 shares authorized as of June 30, 2011 and 2012; 81,149,569 and 93,391,415 shares issued and outstanding as of June 30, 2011 and 2012, respectively	16	19
Additional paid-in capital	339,389	531,478
Accumulated other comprehensive income (loss)	15	(15)
Accumulated deficit	(64,976)	(70,559)

Total stockholders’ equity	274,444	460,923

Total liabilities and stockholders’ equity	$317,286	$541,020

See accompanying notes to consolidated financial statements

FUSION-IO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended June 30,
	2010	2011	2012
Revenue	$36,216	$197,204	$359,349
Cost of revenue	16,018	84,043	159,045

Gross profit	20,198	113,161	200,304
Operating expenses:
Sales and marketing	23,386	55,698	87,171
Research and development	15,977	27,238	60,006
General and administrative	12,383	20,556	58,423

Total operating expenses	51,746	103,492	205,600

(Loss) income from operations	(31,548)	9,669	(5,296)
Other income (expense):
Interest income	90	35	384
Interest expense	(246)	(2,455)	(177)
Other (expense) income	—	(1,000)	121

(Loss) income before income taxes	(31,704)	6,249	(4,968)
Income tax expense	(12)	(1,694)	(615)

Net (loss) income	(31,716)	4,555	(5,583)
Deemed dividend on repurchase of Series B convertible preferred stock	(748)	—	—

Net (loss) income attributable to common stockholders	$(32,464)	$4,555	$(5,583)

Net (loss) income per common share:
Basic	$(2.95)	$0.27	$(0.06)
Diluted	$(2.95)	$0.06	$(0.06)
Weighted average number of shares:
Basic	11,012	16,762	87,674
Diluted	11,012	81,654	87,674

See accompanying notes to consolidated financial statements

FUSION-IO, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK,

STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except share data)

		Stockholders’ (Deficit) Equity
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount
Balance as of June 30, 2009	39,380,352	$56,796	12,990,019	$3	$1,486	$—	$(37,136)	$(35,647)
Exercise of stock options	—	—	620,462	—	133	—		133
Issuance of Series B convertible preferred stock, net of issuance costs of $43	2,075,000	4,107	—	—	—	—	—	—
Repurchases of Series B convertible preferred stock (as restated)	(542,961)	(1,086)	—	—	(748)	—	—	(748)
Conversion of convertible notes into Series C convertible preferred stock	1,302,237	5,038	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $94	10,274,444	39,658	—	—	—	—	—	—
Issuance of warrant to purchase common stock for services provided	—	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	1,856	—	—	1,856
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	(2)	$(2)
Unrealized gain on available for sale securities	—	—	—	—	—	4	—	4	4
Net loss	—	—	—	—	—		(31,716)	(31,716)	(31,716)

Balance as of June 30, 2010	52,489,072	$104,513	13,610,481	$3	$2,738	$2	$(68,852)	$(66,109)	$(31,714)

Issuance of common stock, net of issuance costs of $3,789	—	—	12,660,607	2	219,168	—	—	219,170
Exercise of stock options	—	—	2,541,909	1	1,545	—	—	1,546
Exercise of common stock warrant	—	—	12,500	—	25	—	—	25
Conversion of convertible preferred stock into common stock	(52,489,072)	(104,513)	52,489,072	10	104,503	—	—	104,513
Reclassification of convertible preferred stock warrant liability upon conversion to common stock warrant	—	—	—	—	2,280	—	—	2,280
Repurchase of common stock	—	—	(165,000)	—	(661)	—	(679)	(1,340)
Stock-based compensation	—	—	—	—	8,637	—	—	8,637

FUSION-IO, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK,

STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE (LOSS) INCOME – (Continued)

(In thousands, except share data)

		Stockholders’ (Deficit) Equity
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount
Income tax benefit from stock option exercises	—	—	—	—	1,154	—	—	1,154
Foreign currency translation adjustment	—	—	—	—	—	17	—	17	$17
Reclassification of unrealized gain into net income on available for sale securities	—	—	—	—	—	(4)	—	(4)	(4)
Net income	—	—	—	—	—	—	4,555	4,555	4,555

Balance as of June 30, 2011	—	$—	81,149,569	$16	$339,389	$15	$(64,976)	$274,444	$4,568

Issuance of common stock, net of issuance costs of $1,063	—	—	3,000,000	1	93,976	—	—	93,977
Exercise of stock options	—	—	7,128,528	1	8,209	—	—	8,210
Issuance of restricted stock awards and restricted stock units, net of repurchases	—	—	45,390	—	(44)	—	—	(44)
Issuance of common stock under employee stock purchase plan	—	—	148,938	—	2,405	—	—	2,405
Exercise of common stock warrant	—	—	121,839	—	—	—	—	—
Issuance of common stock to former IO Turbine stockholders	—	—	1,633,315	1	43,485	—	—	43,486
Estimated fair value of stock options assumed in connection with business acquisition	—	—	—	—	884	—	—	884
Vesting of common shares subject to repurchase	—	—	163,836	—	17	—	—	17
Stock-based compensation	—	—	—	—	40,657	—	—	40,657
Foreign currency translation adjustment	—	—	—	—	—	(30)	—	(30)	$(30)
Income tax benefit from stock option exercises	—	—	—	—	2,500	—	—	2,500
Net loss	—	—	—	—	—	—	(5,583)	(5,583)	$(5,583)

Balance as of June 30, 2012	—	$—	93,391,415	$19	$531,478	$(15)	$(70,559)	$460,923	$(5,613)

See accompanying notes to consolidated financial statements

FUSION-IO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2010	2011	2012
Operating activities:
Net (loss) income	$(31,716)	$4,555	$(5,583)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,498	4,547	9,009
Stock-based compensation	1,867	8,637	42,645
Excess tax benefit from stock-based awards	—	(1,154)	(2,500)
Deferred taxes	—	—	(2,782)
Other non-cash items	231	3,185	(26)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,420)	(38,793)	(12,346)
Inventories	(21,155)	(10,474)	(23,835)
Prepaid expenses and other assets	(607)	(2,549)	(5,430)
Accounts payable	8,222	(593)	(249)
Accrued and other liabilities	5,526	11,604	19,013
Deferred revenue	1	11,178	16,852

Net cash (used in) provided by operating activities	(39,553)	(9,857)	34,768
Investing activities:
Purchases of short-term investments	(13,910)	—	—
Proceeds from the sale of short-term investments	2,293	11,964	—
Proceeds from maturities of short-term investments	761	—	—
Business acquisition, net of cash acquired	—	—	(17,578)
Proceeds from the sale of property and equipment	—	152	1
Purchases of property and equipment	(3,442)	(13,032)	(23,997)

Net cash used in investing activities	(14,298)	(916)	(41,574)
Financing activities:
Proceeds from issuance of convertible preferred stock	43,765	—	—
Repurchases of convertible preferred stock	(1,834)	—	—
Repurchases of common stock	—	(1,223)	(1,067)
Proceeds from a loan from a financial institution	4,000	11,000	—
Repayment of notes payable and capital lease obligations	(4,179)	(11,254)	(110)
Proceeds from exercises of stock options	133	1,546	8,210
Issuance of restricted awards and restricted stock units, net of repurchases	—	—	(44)
Proceeds from issuance of common stock, net of issuance costs	—	219,170	93,977
Proceeds from exercise of common stock warrant	—	25	—
Proceeds from issuance of common stock under employee stock purchase plan	—	—	5,061
Excess tax benefit from stock option exercises	—	1,154	2,500
Change in restricted cash	(166)	695	—
Proceeds from issuance of convertible notes	5,000	—	—

Net cash provided by financing activities	46,719	221,113	108,527
Effect of exchange rate changes on cash and cash equivalents	(1)	45	(86)

Net (decrease) increase in cash and cash equivalents	(7,133)	210,385	101,635
Cash and cash equivalents at the beginning of period	16,352	9,219	219,604

Cash and cash equivalents at the end of period	$9,219	$219,604	$321,239

Supplemental disclosure of cash flow information:
Cash paid for interest	$122	$427	$146
Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible notes and interest into convertible preferred stock	$5,038	$—	$—
Assets acquired under capital leases	334	—	—
Conversion of convertible preferred stock to common stock	—	104,513	—
Reclassification of convertible preferred stock warrant liability upon conversion to common stock warrant	—	2,280	—
Vesting of common shares subject to repurchase	—	—	17

See accompanying notes to consolidated financial statements

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Fusion-io, Inc. (the “Company” or “Fusion-io”) provides an enterprise storage memory platform, based on the Company’s ioMemory hardware with VSL storage virtualization software, automated data-tiering and virtualization caching software, and datacenter management software. The Company was originally incorporated in the state of Nevada in December 2005 and in June 2010 was reincorporated in the state of Delaware as Fusion-io, Inc. The Company sells its products and services through its global direct sales force, original equipment manufacturers (“OEMs”), and other channel partners.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Segment and Geographic Information

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded it operates in one business segment, which is the development, marketing, and sale of storage memory platforms. Substantially all of the Company’s revenue for all periods presented in the accompanying consolidated statements of operations has been from sales of the ioDrive product line and related customer support services. The Company’s headquarters and most of its operations are located in the United States; however, it conducts sales activities through sales offices in Europe and Asia. Revenue recognized from sales with a ship-to location outside of the United States was 24%, 18%, and 26% for fiscal years 2010, 2011, and 2012, respectively. No country outside of the United States accounted for 10% or greater of revenue for all periods presented. Long-lived assets located outside of the United States were not material for all periods for which a consolidated balance sheet is presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its significant estimates, including those related to revenue recognition, sales returns, accounting for business combinations and impairment of long-lived and intangible assets including goodwill, determination of fair value of stock options, valuation of inventory, product warranty, and income taxes. The Company also uses estimates in determining the useful lives of property and equipment and intangible assets and provisions for doubtful accounts. Actual results could differ from those estimates.

Reclassification

Certain amounts previously reported have been reclassified to conform with the fiscal year 2012 presentation.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Revenue Recognition

The Company derives its revenue primarily from sales of products and support services and enters into multiple-element arrangements in the normal course of business with its customers and channel partners. In all arrangements, the Company does not recognize revenue until it can determine that persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed to be reasonably assured. In making these judgments, the Company evaluates these criteria as follows:

•	Evidence of an Arrangement — The Company considers a non-cancelable agreement or purchase order signed by a customer to be persuasive evidence of an arrangement.

•

Delivery has Occurred — The Company considers delivery to have occurred when product has been delivered to the customer based on applicable shipping terms, and no post-delivery obligations exist other than ongoing support obligations under sold support services. In instances where customer acceptance is required, delivery is deemed to have occurred when customer acceptance has been achieved.

•

Fees are Fixed or Determinable — The Company considers the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, the Company recognizes revenue net of estimated returns or if a reasonable estimate cannot be made, when the right to a refund or adjustment lapses.

•

Collection is Reasonably Assured — The Company conducts a credit worthiness assessment on all of its customers. Generally the Company does not require collateral. The Company continues to evaluate collectability by reviewing its customers’ credit worthiness including a review of past transaction history. Payment terms are typically 30 to 75 days from the date of invoice. Collection is reasonably assured if, based upon the Company’s evaluation, it expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not reasonably assured, revenue is deferred and recognized upon the receipt of cash.

Some of the Company’s revenue arrangements are multiple-element arrangements because they are comprised of sales of both products and support services. For multiple-element arrangements, the Company evaluates whether each deliverable could be accounted for as separate units of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value, and for an arrangement where a general right of return exists relative to a delivered item, delivery, or performance

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the undelivered item must be considered probable and substantially in the Company’s control. Stand-alone value exists if the product or service is sold separately by the Company or by another vendor or could be resold by the customer. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition.

The Company’s multiple-element arrangements typically include two elements: ioDrive hardware, which includes embedded VSL virtualization software, and support services. The Company has determined that its ioDrive hardware and the embedded VSL virtualization software are considered a single unit of accounting because the hardware and software individually do not have standalone value and are never sold separately. Support services are considered a separate unit of accounting as they are sold separately and have standalone value.

The Company allocates arrangement consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if vendor-specific objective evidence is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available.

•

VSOE — The Company determines VSOE based on its historical pricing and discounting practices for the specific product or support service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for products or support services fall within a reasonably narrow pricing range. The Company has historically priced certain of its ioDrive products within a narrow range and has used VSOE to allocate the selling price of deliverables for these specific product sales.

•

TPE — When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s products differ from those of its peers such that the comparable pricing of support services with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, the Company has not been able to establish selling price based on TPE.

•

BESP — When the Company is unable to establish selling price using VSOE or TPE, it uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which it would transact a sale if the product or support service was sold on a stand-alone basis. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, sales volume, geographies, market conditions, competitive landscape, and pricing practices.

The Company’s agreements with certain customers, including certain OEMs and other channel partners, contain provisions for sales returns, price protection, and rebates in limited circumstances. In limited circumstances and on an infrequent basis, even if the Company is not obligated to accept returned products, the Company may determine it is in its best interest to accept returns in order to maintain good relationships with its customers. The Company recognizes revenue net of the effects of these estimated obligations at the time revenue is recorded.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company estimates product returns based upon its periodic analysis of historical returns as a percentage of revenue as well as known future returns. The Company periodically assesses the accuracy of its historical estimates and to date the actual results have been reasonably consistent with its estimates. While the Company believes it has sufficient experience and knowledge of the market and customer buying patterns to reasonably estimate such returns, actual market conditions or customer behavior could differ from its expectations and as a result, its actual results could change materially.

The Company’s price protection obligations with certain OEMs and other channel partners require it to notify them of any decreases in pricing and to provide them with a refund or credit for any units of the Company’s product that they have on hand as of the date of the pricing change. Historically, most of the Company’s sales to its OEMs and other channel partners have an identified end-user at the time it ships its products and thus the amount of inventory carried by its OEMs and other channel partners at any given time is limited. To date, the Company has not issued refunds or credits to its OEMs and other channel partners for price protection.

Certain of the Company’s contracts allow for rebates that are based on a fixed percentage of its sales to the customer or sales to the end-user or a fixed dollar amount per unit. The Company recognizes the amount of the rebates as a reduction of revenues when the underlying revenue is recognized.

Deferred revenue primarily represents customer billings in excess of revenue recognized, primarily for support services. Support services are typically billed in advance on an annual basis or at the inception of a multiple year support contract and revenue is recognized ratably over the support period of one to five years.

The Company also sells stand-alone software products. During the years ended June 30, 2010, 2011, and 2012, the Company’s software revenue was not significant to its consolidated statements of operations.

Shipping and handling costs are included in cost of sales.

Cash and Cash Equivalents

Cash consists of deposits with financial institutions, and cash equivalents consist of money market funds.

Concentrations of Credit Risk and Significant Customers and Suppliers

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, and accounts receivable. The Company deposits cash with a high-credit-quality financial institution, which at times may exceed federally insured amounts. The Company has policies that limit its investments as to types of investments, maturity, liquidity, credit quality, concentration, and diversification of issuers. The Company performs initial and ongoing credit evaluations of its customers’ financial condition and will limit the amount of credit as deemed necessary, but generally does not require collateral.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The customers accounting for 10% or greater of revenue were as follows:

	Year Ended June 30,
	2010	2011	2012
Customer A	10%	36%	30%
Customer B	*	24%	25%
Customer C	10%	14%	17%
Customer D	13%	*	*

*	Indicates less than 10% of revenue for the period.

The customers accounting for 10% or greater of accounts receivable, net were as follows:

	Year Ended June 30,
	2011	2012
Customer A	11%	30%
Customer B	66%	18%
Customer C	*	19%
Customer D	*	10%

*	Indicates less than 10% of total accounts receivable, net.

As a consequence of the concentration of the Company’s customers and typically, a small number of large purchases by these customers, revenue, and operating results may fluctuate significantly from period to period.

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

Accounts Receivable

Accounts receivable balances are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. Allowances are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reserved, allowances are provided based upon a percentage of aged outstanding invoices. In determining these percentages, the Company analyzes its historical collection experience and current economic trends. Provisions are recorded in general and administrative expenses. The Company writes off accounts receivable balances to the allowance for doubtful accounts when it becomes likely that they will not be collected. Accounts receivable balances are considered past due when not paid in accordance with the contractual terms of the related arrangement. As of June 30, 2011 and 2012, the Company’s allowance for doubtful accounts was not considered significant.

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

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

rebates and discounts based on programs in existence at the time revenue is recognized. The Company evaluates the estimate of sales allowances on a regular basis and adjusts the amount reserved accordingly.

The changes in the Company’s sales allowance was as follows (in thousands):

	Year Ended June 30,
	2010	2011	2012
Balance at beginning of period	$433	$912	$2,064
Additions	3,908	7,942	5,418
Returns	(3,429)	(6,790)	(6,529)

Balance at end of period	$912	$2,064	$953

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. The Company periodically assesses the recoverability of all inventories, including raw materials, work-in-process, and finished goods to determine whether adjustments are required to record inventory at the lower of cost or market value. Inventory that the Company determines to be obsolete or in excess of forecasted usage is reduced to its estimated realizable value based on assumptions about future demand and market conditions. If actual demand is lower than the forecasted demand, additional inventory write-downs may be required.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Property and equipment acquired through the acquisition of a business are recorded at their estimated fair value at the date of acquisition. Repairs and maintenance costs are expensed as incurred if repairs and maintenance do not extend the useful life or improve the related assets. Depreciation and amortization, including amortization of leasehold improvements and assets under capital leases, is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life of each asset category is as follows:

Computer equipment	3 years
Software	3 years
Property and equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Long-Lived Assets and Goodwill

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment, and acquired intangible assets. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

significant industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate and recognizes an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives.

The Company tests goodwill for impairment annually as of April 1, or whenever events or changes in circumstances indicate that goodwill may be impaired. The Company initially assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a first step by comparing the book value of net assets to the fair value of the Company’s single reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. Based upon the Company’s assessment, the Company determined that it is not more-likely-than-not that the fair value of the Company’s single reporting unit is less than its carrying amount and no impairment was recognized during the year ended June 30, 2012.

Product Warranty

The Company provides its customers a standard limited product warranty of up to five years. The standard warranty requires the Company to repair or replace defective products at no cost to the customer during such warranty period. The Company estimates the costs that may be incurred under its standard limited warranty and records a liability in the amount of such costs at the time product sales are recognized. Factors that affect the Company’s warranty liability include the number of installed units, identified warranty issues, historical experience, and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liability each period and makes adjustments to the liability as necessary based on actual experience.

The following table presents the changes in the product warranty liability (in thousands):

	Year Ended June 30,
	2010	2011	2012
Balance at beginning of period	$24	$153	$666
Warranty costs accrued	225	1,280	4,930
Warranty claims	(96)	(767)	(2,771)

Balance at end of period	$153	$666	$2,825

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

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

currency transaction gains or losses are recorded in other income (expense), net. Foreign currency transaction gains and losses for all periods presented were not material.

Stock-based Compensation

The Company records stock-based compensation expense related to employee stock-based awards based on the estimated fair value of the awards as determined on the date of grant. The Company utilizes the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options. The Black-Scholes-Merton model requires the input of highly subjective and complex assumptions, including the estimated fair value of the Company’s common stock on the date of grant prior to the stock being publicly traded, the expected term of the stock option, and the expected volatility of the Company’s common stock over the period equal to the expected term of the grant. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for stock options and warrants to purchase shares of stock that are issued to non-employees based on the estimated fair value of such instruments using the Black-Scholes-Merton option pricing model. The measurement of stock-based compensation expense for these instruments is variable and subject to periodic adjustments to the estimated fair value until the awards vest or, in the case of the convertible preferred stock warrant which was outstanding in 2010 and until the initial public offering in 2011, each reporting period until the warrant is exercised or converted to a warrant to purchase shares of common stock. Any resulting change in the estimated fair value is recognized in the Company’s consolidated statements of operations during the period in which the related services are rendered.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $170,000, $12,000, and $120,000 for fiscal years 2010, 2011, and 2012, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs, prototype expenses, amortization of intangible assets, consulting services, and depreciation associated with research and development equipment.

Software Development Costs

The Company expenses software development costs as incurred until technological feasibility is attained, including research and development costs associated with stand-alone software products and software embedded in hardware products. Technological feasibility is attained when the Company has

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

completed the planning, design, and testing phase of development of its software and the software has been determined viable for its intended use, which typically occurs when beta testing commences. The period of time between when beta testing commences and when the software is available for general release to customers has historically been short with immaterial amounts of software development costs incurred during this period. Accordingly, the Company has not capitalized any software development costs to date.

In accounting for the development of computer software developed or obtained for internal use, the Company capitalizes qualifying computer software costs, which are incurred during the application development stage, and amortizes them over the software’s estimated useful life. For the year ended June 30, 2012, the Company capitalized approximately $1,956,000 related to the development and implementation of an enterprise resource planning system.

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share (in thousands):

	Year Ended June 30,
	2010	2011	2012
Numerator:
Net (loss) income attributable to common stockholders	$(32,464)	$4,555	$(5,583)

Denominator:
Weighted-average common shares outstanding	13,120	17,247	87,933
Less weighted-average common shares outstanding subject to repurchase	(2,108)	(485)	(259)

Weighted-average shares, basic	11,012	16,762	87,674

Dilution due to stock options and common stock warrant	—	64,892	—

Weighted-average shares, diluted	11,012	81,654	87,674

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net (loss) income per share (in thousands):

	Year Ended June 30,
	2010	2011	2012
Convertible preferred stock	43,261	—	—
Stock options	1,782	8,846	18,452
Common stock subject to repurchase	1,214	—	134
Warrant – preferred Series A	—	—	—
Warrant – common	—	—	39

Total	46,257	8,846	18,625

Recently Issued and Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance regarding testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This guidance is effective for the Company beginning in fiscal year 2013. The Company has early adopted and applied this guidance to its fiscal year 2012 annual goodwill assessment. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows.

In June 2011, the FASB issued new guidance which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued additional guidance, which indefinitely defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components. This new guidance is effective for the Company beginning fiscal year 2013 and is required to be applied retrospectively. The adoption of this guidance is not expected to have an impact on the Company’s results of operations, financial position, or cash flows as it relates only to financial statement presentation.

In May 2011, the FASB issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. The Company adopted this guidance prospectively during fiscal year 2012 and noted no significant impact on the Company’s results of operations, financial position, or cash flows.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$3,795	$—	$—	$3,795
Money market funds	215,809	—	—	215,809

Total cash and cash equivalents	$219,604	$—	$—	$219,604

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$54,295	$—	$—	$54,295
Money market funds	266,944	—	—	266,944

Total cash and cash equivalents	$321,239	$—	$—	$321,239

Inventories

Inventories consisted of the following (in thousands):

	June 30,
	2011	2012
Raw materials	$16,108	$20,263
Work in progress	13,931	30,065
Finished goods	5,583	9,129

	$35,622	$59,457

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,
	2011	2012
Computer equipment	$8,136	$14,904
Software	1,046	4,076
Property and equipment	1,991	5,682
Furniture and fixtures	2,092	3,759
Leasehold improvements	5,268	12,520
Construction in progress	—	329

	18,533	41,270
Less accumulated depreciation and amortization	(4,790)	(10,025)

	$13,743	$31,245

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation expense (including amortization of leasehold improvements) was $1,498,000, $4,547,000 and $6,673,000 for the fiscal years ended June 30, 2010, 2011 and 2012, respectively.

During the fiscal year ended June 30, 2010, the Company capitalized leasehold improvements primarily related to its corporate offices of $1,047,000. The leasehold improvements were originally amortized over the remaining period of the related facility lease that was to end in July 2015. In December 2010, the Company entered into a termination agreement related to this lease resulting in the lease terminating on April 30, 2011. The net book value of the related leasehold improvements of $1,335,000 as of December 31, 2010 was amortized on a straight-line basis over the remaining lease term ending April 30, 2011.

During the fiscal year ended June 30, 2011 and 2012, the Company capitalized leasehold improvements of $5,230,000 and $2,836,000, respectively, related to its corporate offices which are being amortized over the related lease term that ends in September 2021. During the fiscal year ended June 30, 2012, the Company also capitalized leasehold improvements of $4,045,000 related to its new San Jose sales offices which are being amortized over the related lease term that ends in March 2019.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,
	2011	2012
Accrued compensation	$10,118	$19,034
Common stock repurchase derivative liability	1,137	—
Accrued warranty expense	666	2,825
Accrued other liabilities	3,122	7,328

	$15,043	$29,187

Long-term Other Liabilities

Long-term other liabilities consisted of the following (in thousands):

	June 30,
	2011	2012
Long term deferred tax liability	$615	$4,026
Long term deferred rent	5,847	8,250
Long term other liabilities	6	—

	$6,468	$12,276

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

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and a common stock repurchase derivative liability. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company classifies its money market funds as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The Company utilized a Monte Carlo model to determine the fair value of the common stock repurchase derivative liability. Certain inputs used in the models are unobservable. The fair values could change significantly based on future market conditions.

The fair value of the Company’s money market funds and the common stock repurchase derivative liability was as follows (in thousands):

	Fair Value Measurements at June 30, 2011 Using
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$215,809	$—	$—	$215,809
Accrued and other liabilities:
Common stock repurchase derivative liability	$—	$—	$1,137	$1,137

	Fair Value Measurements at June 30, 2012 Using
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$266,944	$—	$—	$266,944

The following table summarizes the change in the value of the common stock repurchase derivative liability (in thousands):

	Year Ended June 30,
	2011	2012
Balance at beginning of period	$—	$1,137
Fair value at transaction date	118	—
Change in fair value included in other (expense) income, net	1,019	(70)
Repurchases of common stock	—	(1,067)

Balance at end of period	$1,137	$—

Assets Measured and Recorded at Fair Value on a Non-recurring Basis

Non-financial long-lived assets such as property,equipment, and intangible assets including goodwill are recorded at their historical cost; however, if there is an impairment, the assets are measured and recorded at fair value. Certain furniture and fixtures were measured at fair value during

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the year ended June 30, 2011 due to circumstances that indicated that the carrying value of these assets was not recoverable, resulting in an impairment charge of $46,000. This impairment charge is included in operating expenses in the consolidated statements of operations. The fair value of the furniture and fixtures on the measurement date was $170,000 and was measured using level 2 inputs. The fair value was based on a quoted price in a market that is not active.

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, notes payable, and other liabilities approximate their fair values due to their short maturities.

4. Acquisitions

On August 11, 2011, the Company acquired 100% of the stock of IO Turbine, Inc. (“IO Turbine”) pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) dated August 4, 2011. IO Turbine was a provider of caching solutions for virtual environments, based in San Jose, California. Accordingly, the assets, liabilities, and operating results of IO Turbine are reflected in the Company’s consolidated financial statements following the date of acquisition. The fair value of the aggregate purchase price was approximately $65,568,000, which consisted of (1) cash of approximately $21,199,000, (2) approximately $43,485,000 in common stock valued at $28.40 per share, the closing sale price of the Company’s common stock on the closing date of the acquisition, and (3) approximately $884,000 in assumed stock options attributable to pre-acquisition service. In addition, subsequent to the acquisition, the Company will recognize up to approximately $26,421,000 of stock-based compensation expense related to the fair value of assumed restricted stock awards (RSAs) and stock options, of which approximately $3,795,000 were expensed immediately in connection with the acceleration of vesting of certain restricted stock awards and the remainder will be recognized over the underlying future service period of the assumed stock awards and stock options. At the time of acquisition, IO Turbine stockholders holding RSAs had the option to receive cash and/or shares of the Company’s common stock for their unvested RSAs based on a fixed value determined at the acquisition date. As a result, the Company: (1) issued approximately 414,000 shares of its common stock that remain subject to forfeiture based on the original vesting schedule applicable to such awards and (2) will pay up to approximately $4,631,000 in cash in accordance with the original vesting schedule applicable to such awards. Of this total cash amount, approximately $1,605,000 was paid as of June 30, 2012.

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

Approximately $3,628,000 of cash and 278,974 shares of common stock were deposited in escrow and were held for one year from the date of acquisition as partial security for indemnification obligations of the IO Turbine stockholders pursuant to the Merger Agreement, before being released in full from escrow in August 2012. The Company did not make any claims for indemnification against the IO Turbine stockholders pursuant to the Merger Agreement.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase price allocation

The total purchase price for IO Turbine was allocated to the net tangible and intangible assets based upon their fair values as set forth below. The acquisition of IO Turbine is a key part of the Company’s strategy to enable enterprise customers to increase the utilization, performance, and efficiency of their datacenter resources, and extract greater value from their information assets. These factors contributed to a purchase price in excess of the fair value of the IO Turbine net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction. The excess of the purchase price over the net tangible assets and intangible asset was recorded as goodwill.

The Company’s purchase price allocation for IO Turbine was as follows (in thousands):

Total current assets	$3,669
Property and equipment, net	224
Other assets	6

Total assets	3,899
Accounts payable	(706)
Accrued and other current liabilities	(120)

Total current liabilities	(826)

Net acquired tangible assets	$3,073
Developed technology	10,500
Goodwill	54,777
Deferred income tax liability	(2,782)

Total fair value of purchase price	$65,568

For the year ended June 30, 2012, operating expenses associated with IO Turbine were approximately $20,306,000, of which approximately $12,282,000 related to stock-based compensation expense.

Acquisition related expenses

Acquisition related expenses totaled approximately $1,326,000 for the year ended June 30, 2012 and were recorded in general and administrative expenses. Of the total acquisition related expenses, $450,000 related to a prepaid royalty fee, paid by the Company to IO Turbine in fiscal year 2011, which was expensed by the Company upon completion of the acquisition of IO Turbine.

Unaudited pro forma financial information

The following unaudited pro forma financial information is based on the combined historical financial statements of the Company and IO Turbine after giving effect to the Company’s acquisition of IO Turbine as if it had occurred as of July 1, 2010 and includes pro forma adjustments related to the

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amortization of acquired intangible assets, stock-based compensation expense, and depreciation expense (in thousands, except per share data):

	Year Ended June 30,
	2011	2012
Revenue	$197,204	$359,349
Income (loss) from operations	(5,255)	(7,935)
Net income (loss)	(10,372)	(8,224)
Net income (loss) per share, basic	$(0.56)	$(0.09)
Net income (loss) per share, diluted	$(0.56)	$(0.09)

The amounts in the table above do not include non-recurring expense of approximately $3,795,000 related to the acceleration of vesting on certain stock-based awards that was recorded by the Company as stock-based compensation expense in the year ended June 30, 2012.

5. Goodwill and Intangible Assets

Changes in the carrying amount of Goodwill consisted of the following (in thousands):

	Year Ended June 30,
	2011	2012
Balance at beginning of period	$—	$—
Current period acquisitions	—	54,777

Balance at end of period	—	54,777

The Company’s goodwill is not deductible for income tax purposes.

The Company’s intangible assets and related accumulated amortization consisted of the following as of June 30, 2012 (in thousands):

	Weighted- Average Useful Life	Cost	Accumulated Amortization	Net
Developed technology	4 years	$10,500	$(2,336)	$8,164

For the year ended June 30, 2012, amortization expense related to intangible assets was approximately $2,336,000. Estimated amortization expense in future periods through fiscal year 2016 for intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Total
2013	2,625
2014	2,625
2015	2,625
2016	289

$8,164

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Long-term Obligations

Loan and Security Agreement

In September 2010, the Company amended and restated its loan and security agreement (the “Revolving Line of Credit”) with a financial institution. The Revolving Line of Credit allows the Company to borrow up to a limit of $25,000,000. A sublimit of $6,000,000 for letters of credit, certain cash management services, and foreign exchange forward contracts applied until May 2012. The total balance of letters of credit outstanding at June 30, 2012 was $3,183,000, which reduces the amount the Company has available to borrow under the Revolving Line of Credit. Prior to May 2012, borrowings under the Revolving Line of Credit would have accrued interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the prime rate as published in the Wall Street Journal. An unused commitment fee equal to 0.375% of the difference between the $25,000,000 limit and the average daily balance of borrowings outstanding each quarter was due on the last day of such quarter. Prior to May 2012, the Revolving Line of Credit was secured by substantially all of the Company’s assets. The Company can make advances against the Revolving Line of Credit until its maturity date in September 2012, at which time all unpaid principal and interest shall be due and payable.

In August 2011, the Company entered into an amendment to the Revolving Line of Credit which provided for the consent of the financial institution with respect to the acquisition of IO Turbine and certain amendments to provide the Company with further flexibility to consummate mergers and acquisitions permitted under the Revolving Line of Credit.

In May 2012, the Company entered into a second amendment to the Revolving Line of Credit. Pursuant to this amendment, the pricing on revolving line of credit was amended such that borrowings under the revolving line of credit accrue interest at a per annum rate equal to, at the Company’s option, a floating per annum rate equal to the prime rate as published in the Wall Street Journal, or the LIBOR rate (based on 1, 2, 3 or 6-month interest periods) plus a margin equal to two percent (2.00%) per annum. This amendment further provides for, among other things, (i) the reduction of the quarterly unused commitment fee to an amount equal to one-quarter of one percent (0.25%) per annum of the difference between the $25,000,000 loan commitment and the average daily balance of borrowings outstanding on the last day of each quarter, (ii) the removal of the borrowing base formula and the sublimits restricting for the issuance of letters of credit, cash management services and foreign exchange forward contracts, and (iii) the release of the financial institution’s security interest in all of the Company’s assets.

Under the terms of the Revolving Line of Credit, the Company is required to maintain the following minimum financial covenants on a consolidated basis:

•	A ratio of current assets to current liabilities plus, without duplication, any of the Company’s obligations to the financial institution, of at least 1.25 to 1.00.

•

A tangible net worth of at least $25,000,000, plus 25% of the net proceeds the Company received from the sale or issuance of its equity or subordinated debt, such increase to be measured as of the last day of the quarter in which the Company received such proceeds.

As of June 30, 2012, no borrowings were outstanding under the Revolving Line of Credit and the Company was in compliance with all covenants.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Income Taxes

The domestic and foreign components of (loss) income before income taxes were as follows (in thousands):

	Year Ended June 30,
	2010	2011	2012
Domestic	$(31,742)	$5,802	$(5,924)
Foreign	38	447	956

(Loss) income before income taxes	$(31,704)	$6,249	$(4,968)

Income tax expense consisted of the following components (in thousands):

	Year Ended June 30,
	2010	2011	2012
Current:
Federal	$—	$—	$—
State	3	428	213
Foreign	9	112	684

Total current tax expense	12	540	897
Deferred:
Federal	—	—	(2,782)
State	—	—	—
Foreign	—	—	—

Total deferred tax benefit	—	—	(2,782)

Tax expense attributable to employee stock plans	—	1,154	2,500

Total income tax expense	$12	$1,694	$615

Income tax expense differed from the amounts computed by applying the statutory federal income tax rate of 34% to (loss) income before income taxes as a result of the following (in thousands):

	Year Ended June 30,
	2010	2011	2012
Federal tax (benefit) expense at statutory rate	$(10,779)	$2,125	$(1,689)
State tax (benefit) expense, net of federal tax effect	(646)	700	1,929
Rate differential on foreign income taxes	—	(40)	359
Current year research tax credits	(50)	(618)	(1,366)
Stock-based compensation	—	1,970	4,943
Change in valuation allowance	10,922	(3,306)	(4,057)
Other, net	565	863	496

Income tax expense	$12	$1,694	$615

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of the Company’s deferred income tax assets and liabilities were as follows (in thousands):

	June 30,
	2011	2012
Deferred tax assets:
Net operating loss carryforwards	$14,415	$2,662
Tax credit carryforwards	1,743	4,015
Accruals and allowances	6,474	13,626
Stock-based compensation	2,222	10,690

Total deferred tax assets	24,854	30,993
Valuation allowance	(22,212)	(21,722)

	2,642	9,271
Deferred tax liabilities:
Fixed asset basis differences	(2,642)	(7,222)
Intangible asset basis differences	—	(2,049)

Deferred tax assets, net	$—	$—

The Company does not provide for U.S. income taxes on the undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested in operations outside the U.S. As of June 30, 2012 the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $999,000. The amount of unrecognized deferred tax liability related to these earnings is estimated to be approximately $117,000.

The Company received a tax benefit for the year ended June 30, 2012 of approximately $2,782,000 as a result of a valuation allowance reversal related to deferred tax liabilities generated from the acquisition of IO Turbine.

As of June 30, 2012, the Company had federal and state net operating loss carryforwards (“NOLs”) of $3,776,000 and $30,351,000, respectively. The federal and state NOLs begin to expire in 2027 and 2014, respectively, if not utilized. The Company had federal and state research and development tax credit carryforwards of $4,024,000 and $2,205,000 which begin to expire in 2027 and 2020, respectively, if not utilized. The Company also had a federal alternative minimum tax credit carryforward in the amount of $577,000.

The Company maintained a full valuation allowance at June 30, 2010, 2011, and 2012 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets due to historical losses. The valuation allowance increased by $10,922,000 during the fiscal year ended June 30, 2010 and decreased by $3,306,000 and $4,057,000 during the fiscal years ended June 30, 2011 and 2012, respectively.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. If an ownership change has occurred in the past or occurs in the future, the utilization of net operation loss and credit carryforwards could be significantly reduced. A study was performed to determine if any ownership changes as defined by the Internal Revenue Code of 1986 have occurred since the Company’s inception. The study calculated the

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amount of annual limitation related to such ownership changes and projected the expected usage of both net operating loss and credit carryforwards, by year. Based on the results of this study, the Company expects to utilize the full net operating loss carryforward before expiration. Approximately $112,000 of federal R&D credits are expected to expire unused.

Effective July 1, 2009, the Company adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FASB ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has greater than 50% likelihood to be sustained upon ultimate settlement. As a result of the implementation of ASC 740-10, the Company reclassified $184,000 of its tax reserves to ASC 740-10 reserves. Since the Company has a full valuation allowance against its deferred tax assets, the adoption of ASC 740-10 did not result in a change to the financial statements. As of June 30, 2012, the Company’s unrecognized tax benefits were $2,709,000.

The Company recognizes accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of June 30, 2012, the Company had $16,000 of accrued interest and penalties.

During the fiscal year ended June 30, 2012, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

Balance as of June 30, 2011	$835
Decrease of unrecognized tax benefits taken in prior years	—
Increase in unrecognized tax benefits related to current year	1,786
Increase in unrecognized tax benefits related to prior year	88

Balance as of June 30, 2012	$2,709

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $289,000.

The Company does not anticipate any significant change within fiscal year 2013 of its uncertain tax positions, and the Company does not anticipate any events which could cause a change to these uncertainties. The Company files tax returns in the U.S. on a Federal basis and in many U.S. state and foreign jurisdictions. The Company is open for examinations in its major tax jurisdictions for the 2008 and forward tax years. There are no ongoing income tax examinations by taxing authorities at this time.

In addition to the net operating loss carryforwards in the table above, as of June 30, 2012, the Company has Federal and state net operating loss carryforwards associated with stock option tax deductions greater than deductions claimed for book purposes of approximately $186,569,000 and $135,249,000, respectively. The Company also had $537,000 of state research and development tax credit carryforwards associated with stock option tax deductions greater than deductions claimed for book purposes. These benefits will be recorded directly to equity in the period they reduce current taxes payable.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For fiscal year ended June 30, 2012, income tax expense is related to certain state and foreign jurisdictions for which taxable income exists and for which net operating loss carry forwards are not available to be utilized. The Company paid income taxes in U.S. state and foreign jurisdictions of $12,000, $540,000, and $504,000 during the fiscal years ended June 30, 2010, 2011, and 2012, respectively.

8. Convertible Preferred Stock and Stockholders’ (Deficit) Equity

Convertible Preferred Stock

As of June 30, 2010, the Company had shares issued and outstanding of 17,445,450, 23,466,941, and 11,576,681 of Series A, Series B, and Series C convertible preferred stock, respectively.

During the fiscal year ended June 30, 2010, the Company designated 11,630,913 shares of its convertible preferred stock as Series C, repurchased 542,961 shares of Series B convertible preferred stock for $1,834,000, and issued a total of 11,576,681 shares of Series C convertible preferred stock, including 1,302,237 shares issued upon conversion of convertible notes and 10,274,444 shares issued for $3.869 per share resulting in net cash proceeds of $39,658,000.

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

In June 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”) and reserved a total of 12,132,430 shares of common stock for issuance under the 2011 Plan. The shares reserved for issuance under the 2011 Plan include shares returned as the result of expiration or termination of options from the previous Plans and other non-plan awards made prior to the Company’s initial public offering (which may not exceed 25,867,172 shares). As of June 30, 2012, 4,454,882 awards were issued and outstanding from the 2011 Plan. The number of shares available for issuance under the 2011 Plan as of June 30, 2012 was 8,129,263. In addition, the 2011 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning July 1, 2012 equal to the lesser of:

•	5% of the outstanding shares of the Company’s common stock on the first day of the fiscal year;

•	10,000,000 shares; and

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In August 2011, in connection with the Company’s acquisition of IO Turbine, the Company assumed stock options and restricted stock awards previously granted by IO Turbine pursuant to the IO Turbine, Inc. 2009 Equity Incentive Plan. The stock options were converted to options to purchase shares of the Company’s common stock. These stock options generally have a 48 month vesting schedule and have an exercise price equal to the grant date fair market value. The restricted stock awards were converted to restricted shares of the Company’s common stock. These restricted stock awards generally have a 24 to 48 month vesting schedule, with the majority of the shares vesting over a 24 month vesting schedule from the date the Company acquired IO Turbine.

Stock option activity for all the Stock Plans for the fiscal years ended June 30, 2010, 2011 and 2012 was as follows:

	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value(1)
	(in thousands)
Outstanding as of June 30, 2009	13,177,667	$0.55
Granted	7,171,034	1.10
Exercised	(620,462)	0.21
Canceled	(1,315,399)	0.60

Outstanding as of June 30, 2010	18,412,840	0.77
Granted	10,166,575	4.67
Exercised	(2,541,909)	0.61
Canceled	(1,309,575)	2.30

Outstanding as of June 30, 2011	24,727,931	2.31
Granted	2,654,650	22.48
Assumed	264,792	1.24
Exercised	(7,128,528)	1.15
Canceled	(633,439)	8.28

Outstanding as of June 30, 2012	19,885,406	$5.21	8.0	$311,722

Vested and expected to vest as of June 30, 2012	18,007,345	$4.91	7.9	$287,742

Vested and exercisable as of June 30, 2012	7,168,823	$2.51	7.5	$131,797

(1)	The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the estimated fair value of the Company’s common stock as of June 30, 2012.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Options

Additional per share information related to stock options granted to employees was as follows:

	Year Ended June 30,
	2010	2011	2012
Weighted-average grant date fair value — granted	$0.55	$3.22	$12.38
Weighted-average grant date fair value — assumed in connection with the acquisition of IO Turbine	—	—	27.31
Weighted-average grant date fair value — forfeited	0.30	2.33	6.84

The aggregate intrinsic value of stock options exercised during the fiscal years ended June 30, 2011 and 2012 was approximately $33,570,000 and $190,748,000, respectively, which was the difference between the exercise price of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise.

The Company recorded stock-based compensation expense related to employee stock options of approximately $1,205,000, $4,924,000, and $17,022,000 for the fiscal years ended June 30, 2010, 2011, and 2012, respectively. As of June 30, 2012, there was approximately $48,237,000 of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 2.7 years.

On December 16, 2011, the Company accelerated the vesting of 12,500 stock options in connection with the resignation of Christopher J. Schaepe from the Board of Directors of the Company. As a result of the acceleration, the Company recorded approximately $199,000 of employee related stock-based compensation expense for the year ended June 30, 2012.

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

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to employee stock options:

	Year Ended June 30,
	2010	2011	2012
Expected volatility	49%	48-60%	59-60%
Expected term (in years)	6.1	3.2-7.0	5.2-6.6
Risk-free interest rate	2.4-2.9%	0.6-2.7%	1.0-2.0%
Expected dividends	—	—	—

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-employee Stock Options

The Company from time to time grants options to purchase common stock to non-employees for advisory and consulting services. The Company estimates the fair value of these stock options using the Black-Scholes-Merton option pricing formula at each balance sheet date and records expense ratably over the vesting period of each stock option award. The Company recorded stock-based compensation expense related to these non-employee stock options of $54,000, $3,235,000, and $8,474,000 for the fiscal years ended June 30, 2010, 2011, and 2012, respectively.

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to non-employee stock options:

	Year Ended June 30,
	2010	2011	2012
Expected volatility	49%	48-63%	59-62%
Expected term (in years)	7.8-10.0	7.1-10.0	6.3-9.7
Risk-free interest rate	2.9-3.6%	2.1-3.4%	1.6-2.4%
Expected dividends	—	—	—

Restricted Stock Units and Restricted Stock Awards

The following table summarizes activity during the year ended June 30, 2012 related to restricted stock units (“RSUs”) and RSAs:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested RSUs and RSAs at June 30, 2011	—	$—
Granted	1,807,503	23.71
Assumed in connection with the acquisition of IO Turbine	916,202	28.40
Vested	(211,996)	28.54
Accelerated vesting in connection with the acquisition of IO Turbine	(502,514)	28.40
Forfeited	(12,779)	28.40
Cancelled	(38,850)	22.41

Unvested RSUs and RSAs at June 30, 2012	1,957,566	24.17

The Company recorded stock-based compensation expense related to RSUs and RSAs of approximately $597,000, $399,000, and $16,253,000 for the fiscal years ended June 30, 2010, 2011, and 2012, respectively. Of the stock-based compensation expense recognized during the year ended June 30, 2012, approximately $3,795,000 was due to accelerated vesting of certain RSAs assumed in connection with the IO Turbine acquisition, of which, approximately $793,000 related to awards that were settled in cash at the time of acquisition. At June 30, 2012, there was approximately $42,026,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 3.2 years.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Repurchases of Vested Restricted Stock Units

The Company is required to withhold minimum statutory taxes related to the vesting of RSUs, including the forfeiting of a portion of the newly vested award that has a current value equal to the withholding obligation. The Company is then required to remit the amount of taxes owed by the employee to the appropriate taxing authority. As a result of such forfeitures, during the year ended June 30, 2012, the Company effectively repurchased a total of 211,996 shares of common stock related to employee tax withholding obligations. The Company has recorded approximately $44,000 as a financing activity for these forfeitures in the condensed consolidated statement of cash flows for the year ended June 30, 2012.

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

The following table summarizes the activity related to these shares subject to repurchase:

	Number of Shares	Weighted-Average Fair Value
Unvested shares of common stock as of June 30, 2009	2,916,667	$0.36
Vested	(1,666,667)	0.36

Unvested as of June 30, 2010	1,250,000	0.36
Vested	(1,250,000)	0.36

Unvested as of June 30, 2011	—	0.36
Vested	—

Unvested as of June 30, 2012	—

Employee Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “ESPP”) became effective in June 2011. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. A participant may purchase a maximum of 1,500 shares during the offering period. Generally, the ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. At the effective date, a total of 500,000 shares of common stock were reserved for future issuance under this plan. In addition, the ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning July 1, 2012 equal to the lesser of:

•	1% of the outstanding shares of the Company’s common stock on the first day of the year;

•	2,000,000 shares; and

•	such other amount as may be determined by the Company’s Board of Directors or a committee thereof

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded stock-based compensation expense related to its ESPP of approximately $79,000 and $1,689,000 for the fiscal years ended June 30, 2011 and 2012. During the year ended June 30, 2012, the Company issued 148,938 shares of common stock under the ESPP. At June 30, 2012, a total of 351,062 shares of common stock were reserved for future issuance under the ESPP.

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to the ESPP during the year ended June 30, 2012:

Expected volatility	47–60%
Expected life (in years, equal to the contractual term)	0.5–0.7
Risk free interest rate	0.1–0.2%
Dividend yield	—

Stock-based Compensation Expense

Total stock-based compensation expense was classified as follows in the accompanying consolidated statement of operations (in thousands):

	Year Ended June 30,
	2010	2011	2012
Cost of revenue	$9	$31	$216
Sales and marketing	738	1,803	6,089
Research and development	492	1,545	9,111
General and administrative	628	5,258	28,022

Total stock-based compensation	$1,867	$8,637	$43,438

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

Expected volatility	49%
Expected life (in years, equal to the contractual term)	5.0
Risk free interest rate	2.4%
Dividend yield	—

In March 2011, the Company issued 12,500 shares of common stock pursuant to the exercise of this warrant.

In connection with the execution of the September 2008 loan and security agreement, the Company issued the financial institution a fully vested warrant to purchase 125,800 shares of Series A convertible preferred stock at $1.093 per share. The warrant may be exercised for cash or net settled at any time through September 2018. The number of shares to be issued upon settlement of the warrant is 125,800. In conjunction with the initial public offering of the Company’s common stock in June 2011, the warrant converted to a warrant to purchase 125,800 shares of common stock at $1.093 per share. In October 2011, the Company issued 121,839 shares of common stock related to the net exercise of this common stock warrant.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FASB has issued accounting guidance on the classification of freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable). The guidance requires liability classification for certain warrants issued that are exercisable into convertible preferred stock. Liability classification requires the warrants to be remeasured to their fair value at each reporting period. During the fiscal year 2010 and 2011, any changes in the fair value of the warrant liability were recorded in interest expense prior to converting to a warrant to purchase common stock. Upon conversion in June 2011, the liability was reclassified to additional-paid in capital. The Company utilized a Black-Scholes-Merton option pricing model in order to determine the fair value of the preferred stock warrant, including the consideration of a risk-free interest rate, expected term and expected volatility. Due to the initial public offering of the Company’s common stock and the conversion of all shares of preferred stock to shares of common stock, the Company no longer remeasures the warrant to fair value.

The following table presents the assumptions used in the Black-Scholes-Merton pricing model as of each date the warrant was revalued:

	June 30, 2010	June 30, 2011
Expected volatility	49%	59%
Expected term (in years)	8.3	7.26
Risk free interest rate	2.9%	2.24%
Expected dividends	—	—

Common Stock and Shares of Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance were as follows (in thousands):

	June 30, 2011	June 30, 2012
Stock options outstanding	24,727,931	19,885,406
RSUs and RSAs	—	1,957,566
ESPP	500,000	351,062
Shares available for future grants	11,967,264	8,129,263
Warrant to purchase common stock	125,800	—

	37,320,995	30,323,297

Issuance of Common Stock

In February 2011, the Company issued an aggregate of 60,000 shares of common stock for cash to two members of its board of directors. The purchase price of these shares was $5.12 per share.

In June 2011, the Company completed the initial public offering of its common stock in which the Company issued and sold 12,600,607 shares.

In conjunction with the acquisition of IO Turbine in August 2011, the Company issued an aggregate of 1,633,315 shares of common stock to former IO Turbine stockholders.

In October 2011, the Company issued 121,839 shares of common stock related to the net exercise of a common stock warrant.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2011, the Company completed a follow-on public offering of its common stock in which the Company issued and sold 3,000,000 shares.

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

The terms of the repurchase transaction for 150,000 of such shares required the Company to pay additional consideration to one of the stockholders if a liquidity event occurred at any time prior to May 2, 2012 in which the price per share of the Company’s common stock was greater than $15.00. For this purpose, a liquidity event was defined as either a change of control or sale of substantially all of the assets of the Company or the initial public offering of common stock of the Company, or IPO. The amount of the additional per share consideration payable was equal to half the difference between the applicable liquidity event price per share and $15.00. The liquidity event price per share was the closing per share sale price as of the first trading day following the December 5, 2011 expiration date of the lock-up period described in the underwriting section of the Company’s Form S-1 registration statement. In accordance with the terms of the repurchase transaction, the Company paid $1,066,500 in additional consideration to the stockholder on December 9, 2011. As this transaction was settled with a cash payment and the amount of settlement was indexed to the Company’s common stock price per share on December 6, 2011, this transaction was accounted for as a derivative instrument in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, and was recorded at fair value (approximately $1,137,000 and $0 as of June 30, 2011 and June 30, 2012, respectively) on the condensed consolidated balance sheets in accrued and other liabilities. The derivative agreement does not meet the hedge criteria and the Company recorded the change in fair value of the derivative of approximately $70,000 as other income in the condensed consolidated statement of operations for the year ended June 30, 2012.

9. Commitments and Contingencies

Letters of Credit

As of June 30, 2011 and 2012, the Company had a total of $3,349,000 and $3,183,000, respectively, in letters of credit outstanding with a financial institution. These outstanding letters of credit have been issued for purposes of securing the Company’s obligations under equipment and facility leases.

Leases

The Company leases certain assets under capital leases with initial lease terms of 36 months, imputed interest rates between 7.8% and 9.4%, and maturities at various dates through fiscal year 2012. These leases are recorded as capital leases due to each lease containing a bargain purchase option. Obligations under capital leases are included in accrued and other current liabilities and other liabilities in the accompanying consolidated balance sheets. As of June 30, 2012, the Company had no capital lease

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligations. Property and equipment capitalized under capital lease obligations were as follows (in thousands):

	June 30,
	2011	2012
Computer equipment	$177	$—
Property and equipment	301	—
Furniture and fixtures	—	—

	478	—
Less accumulated depreciation and amortization	(275)	—

	$203	$—

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

June 30, 2012
2013	$5,625
2014	5,359
2015	5,679
2016	5,764
2017	5,830
Thereafter	26,137

Total	$54,394

Operating lease payments primarily relate to the Company’s leases of office space with various expiration dates through 2021. The terms of these leases often include periods of free rent, or rent holidays, and increasing rental rates over time. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense recorded but not paid.

During fiscal years 2011 and 2012, the Company entered into new leases to expand its primary office facilities in Salt Lake City, Utah. The term of these leases includes an initial lease term that ends in September 2021, plus the option for the Company to extend the leases for an additional five years. These leases include rent holidays during the first year beginning with the lease effective date and increasing rental rates over the term of the leases. These leases also require the Company to provide the lessor letters of credit in aggregate of $3,000,000.

In January 2012, the Company entered into a lease agreement to lease approximately 79,000 square feet of office space located in San Jose, California (the “San Jose Facility”). The lease term is for 82 months and ends in March 2019. The lease provides for monthly payments of rent during the term as set forth in the lease. The lease also includes rent holidays during the first year beginning with the lease effective date and increasing rental rates over the term of the lease. The lease also provides that the Company must pay taxes and operating expenses in addition to the base rent. The lease allows for leasehold improvements up to $1,187,000 to be paid by the landlord. The Company has relocated employees currently based in the Silicon Valley area to the San Jose Facility.

The Company also leases certain equipment under operating leases that expire at various dates through 2016. These equipment leases typically include provisions that allow the Company at the end

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the initial lease term to renew the lease, purchase the underlying equipment at the then fair market value, or return the equipment to the lessor.

Rent expense was $1,614,000, $4,034,000, and $5,428,000 for the fiscal years ended June 30, 2010, 2011, and 2012, respectively.

Purchase Commitments

In May 2012, the Company entered into a minimum purchase commitment for raw materials inventory that ends in June 2013 and provides for a termination fee based on a percentage of the amount of raw materials inventory not taken under the commitment. During the year ended June 30, 2012, the Company paid approximately $1,168,000 under this commitment. As of June 30, 2012, approximately $35,794,000 remains outstanding under this commitment.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2011 and 2012.

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

On September 7, 2011, Solid State Storage Solutions, Inc. filed a lawsuit in U.S. District Court for the Eastern District of Texas against the Company and eight other companies. The complaint alleges

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

that the Company’s products infringe U.S. Patent Nos. 6,701,471; 7,234,087; 7,721,165; 6,370,059; 7,366,016; 7,746,697; 7,616,485; 6,341,085; 6,567,334; 6,347,051; 7,064,995; and 7,327,624. The complaint seeks both damages and a permanent injunction against the Company. The Company has limited information about the specific infringement allegations, but based on its preliminary investigation of the patents identified in the complaint, the Company does not believe that its products infringe any valid or enforceable claim of these patents. The Court has set a schedule calling for a patent claim construction hearing on January 9, 2013, and a trial commencing on July 1, 2013.

No accrual has been recorded as of June 30, 2012, as the outcome of these legal matters is currently not determinable. However, litigation is inherently unpredictable and an unfavorable resolution of any of these matters could materially affect the Company’s consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

10. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. Matching contributions and profit sharing contributions to the plan are at the discretion of the Company. The Company did not pay any matching contributions in any periods presented in the accompanying consolidated statements of operations.

11. Related Party Transactions

The Company issued and sold an aggregate of 52,489,072 shares of Series A, B, and C convertible preferred stock for aggregate consideration of $103,765,000, net of issuance costs. Purchasers of the Company’s Series A, B and C convertible preferred stock include New Enterprise Associates 12, Limited Partnership (“NEA 12”) and Lightspeed Venture Partners VIII, L.P. (“Lightspeed VIII”). Both of these investors owned more than 5% of the Company’s outstanding capital stock as of June 30, 2010 and 2011 and NEA 12 owns more than 5% of the Company’s outstanding capital stock as of June 30, 2012. Forest Baskett and Scott Sandell, both of whom are members of the Company’s board of directors, are general partners of NEA 12. Christopher J. Schaepe, a member of the Company’s board of directors until his resignation on December 16, 2011, is a founding managing director of Lightspeed Venture Partners.

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

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

12. Subsequent Events

On July 10, 2012, the Company entered into a second amendment to the lease for its primary office facility in Salt Lake City, Utah. This amendment expands the primary office facility by 13,000 square feet and provides for monthly payments that increase over the term of the lease that ends in September 2021.

Fusion-io, Inc.

Index to Exhibits

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

2.1	Agreement and Plan of Reorganization, dated as of August 4, 2011¸ by and between the Registrant, IO Turbine, Inc. and certain other parties		8-K	001-35188	2.1	08/05/2011

3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K	001-35188	3.1	09/02/2011

3.2	Amended and Restated Bylaws of the Registrant		10-K	001-35188	3.2	09/02/2011

4.1	Specimen common stock certificate of the Registrant		S-1/A	333-172683	4.1	05/23/2011

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2010 between the Registrant and certain holders of the Registrant’s capital stock named therein		S-1	333-172683	4.2	03/09/2011

4.3	Warrant to Purchase Stock issued by the Registrant to Silicon Valley Bank, dated September 10, 2008		S-1	333-172683	4.3	03/09/2011

10.1A*	Form of Indemnification Agreement by and between the Registrant and certain of its directors and officers		S-1/A	333-172683	10.1A	05/23/2011

10.1B*	Form of Indemnification Agreement by and between the Registrant and certain of its directors affiliated with investment funds and such investment funds		S-1/A	333-172683	10.1B	05/23/2011

10.2*	2006 Stock Option Plan and Form of Stock Option Agreement under 2006 Stock Option Plan		S-1	333-172683	10.2	03/09/2011

10.3*	2008 Stock Incentive Plan and Form of Stock Option Agreement under 2008 Stock Incentive Plan		S-1	333-172683	10.3	03/09/2011

10.4*	2010 Executive Stock Incentive Plan and Related Forms		S-1	333-172683	10.4	03/09/2011

10.5*	2011 Equity Incentive Plan and Related Forms		S-1/A	333-172683	10.5	05/23/2011

10.6*	2011 Employee Stock Purchase Plan and Form of Purchase Agreement under 2011 Employee Stock Purchase Plan		S-1/A	333-172683	10.6	05/23/2011

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.7*	Form of Non-Plan Stock Option Agreement between the Registrant and certain of its officers		S-1	333-172683	10.7	03/09/2011

10.8*	Second Amended and Restated Employment Agreement between the Registrant, David Flynn and Sandusky Investments, Ltd., dated as of April 7, 2010		S-1	333-172683	10.8	03/09/2011

10.9*	Amended and Restated Employment Agreement between the Registrant, Rick White and West Coast VC, LLC, dated as of December 31, 2008		S-1	333-172683	10.9	03/09/2011

10.9A*	Amendment Number One to Amended and Restated Employment Agreement between the Registrant, Rick White and West Coast VC, LLC, dated as of March 7, 2011		S-1	333-172683	10.9A	03/09/2011

10.10*	Form of Involuntary Termination Severance Agreement between the Registrant and certain of its officers		S-1	333-172683	10.10	03/09/2011

10.10A*	Involuntary Termination Severance Agreement between the Registrant and Dennis P. Wolf, dated as of August 11, 2010		S-1/A	333-172683	10.10A	04/18/2011

10.11*	Transition Agreement and Release between the Registrant and David R. Bradford, dated as of September 21, 2010		S-1	333-172683	10.11	03/09/2011

10.12	Lease Agreement between the Registrant and NOP Cottonwood 2825, LLC, dated May 28, 2010 (Building 10)		S-1	333-172683	10.12	03/09/2011

10.12A	First Amendment to Lease Agreement between Registrant and NOP Cottonwood 2825, LLC, dated August 16, 2011 (Building 10)		10-Q/A	001-35188	10.2	11/16/2011

10.12B	Second Amendment to Lease Agreement between Registrant and NOP Cottonwood 2825, LLC, dated December 2, 2011 (Building 10)		10-Q	001-35188	10.1	02/09/2012

10.13	Lease Agreement between the Registrant and NOP Cottonwood 2855, LLC, dated May 28, 2010 (Building 11)		S-1	333-172683	10.13	03/09/2011

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.13A	First Amendment to Lease Agreement between Registrant and NOP Cottonwood 2855, LLC, dated September 6, 2011 (Building 11)		10-Q/A	001-35188	10.3	11/16/2011

10.13B	Second Amendment to Lease Agreement between Registrant and NOP Cottonwood 2855, LLC, dated July 10, 2012 (Building 11)	X

10.14	Office Lease Agreement between the Registrant and Bixby Technology Center, LLC, dated May 29, 2009		S-1	333-172683	10.14	03/09/2011

10.15A	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated September 13, 2010		S-1	333-172683	10.15	03/09/2011

10.15B	First Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of August 4, 2011		8-K	001-35188	10.1	08/05/2011

10.15C	Second Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of May 16, 2012		8-K	001-35188	10.1	05/18/2012

10.16*	Offer Letter between the Registrant and Dennis Wolf, dated November 4, 2009		S-1/A	333-172683	10.16	05/06/2011

10.17*	Offer Letter between the Registrant and Jim Dawson, dated April 1, 2008		S-1/A	333-172683	10.17	05/06/2011

10.18*	Offer Letter between the Registrant and Lance Smith, dated April 29, 2008 as supplemented by an Offer Letter dated December 26, 2008		S-1/A	333-172683	10.18	05/06/2011

10.19*	Executive Incentive Compensation Plan, adopted by the Registrant on May 16, 2011		S-1/A	333-172683	10.19	05/23/2011

10.20*	IO Turbine, Inc. 2009 Equity Incentive Plan		10-K	001-35188	10.20	09/02/2011

10.21	Office Lease, dated as of January 13, 2012 and executed on January 20, 2012, by and between Fusion-io, Inc. and LaSalle Montague, Inc.		10-Q	001-35188	10.1	05/10/2012

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Linkbase Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Labels Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.