Form 10-Q
period 2012-09-30
FUSION-IO, INC.
filed 2012-11-07
CIK 1383729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of the registrant’s common stock, $0.0002 par value per share, outstanding as of October 31, 2012 was 95,764,571.

FUSION-IO, INC.

FORM 10-Q

-i-

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSION-IO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2012	September 30, 2012
Assets
Current assets:
Cash and cash equivalents	$321,239	$353,893
Accounts receivable, net of allowances of $953 and $1,687 as of June 30, 2012 and September 30, 2012, respectively	56,720	65,671
Inventories	59,457	67,203
Prepaid expenses and other current assets	9,224	8,597

Total current assets	446,640	495,364
Property and equipment, net	31,245	33,892
Intangible assets, net	8,164	7,508
Goodwill	54,777	54,777
Other assets	194	370

Total assets	$541,020	$591,911

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,765	$23,779
Accrued and other current liabilities	29,187	31,633
Deferred revenue	20,715	25,427

Total current liabilities	59,667	80,839
Deferred revenue, less current portion	8,154	9,052
Other liabilities	12,276	12,782
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	19	19
Additional paid-in capital	531,478	555,837
Accumulated other comprehensive (loss) income	(15)	8
Accumulated deficit	(70,559)	(66,626)

Total stockholders’ equity	460,923	489,238

Total liabilities and stockholders’ equity	$541,020	$591,911

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2011	2012
Revenue	$74,385	$118,115
Cost of revenue	27,354	47,994

Gross profit	47,031	70,121
Operating expenses:
Sales and marketing	17,477	25,020
Research and development	11,152	21,568
General and administrative	13,737	15,084

Total operating expenses	42,366	61,672

Income from operations	4,665	8,449
Other income (expense):
Interest income	49	114
Interest expense	(46)	(30)
Other income (expense), net	795	(29)

Income before income taxes	5,463	8,504
Income tax benefit (expense)	1,726	(4,571)

Net income	$7,189	$3,933

Net income per common share:
Basic	$0.09	$0.04
Diluted	$0.07	$0.04
Weighted-average number of shares:
Basic	82,008	94,221
Diluted	103,454	108,425

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended September 30,
	2011	2012
Net income	$7,189	$3,933
Foreign currency translation adjustment	(27)	23

Comprehensive income	$7,162	$3,956

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended September 30,
	2011	2012
Operating activities:
Net income	$7,189	$3,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,592	3,188
Stock-based compensation	8,983	13,889
Excess tax benefit from stock-based awards	—	(4,385)
Deferred taxes	(2,782)	—
Other non-cash items	(762)	—
Changes in operating assets and liabilities:
Accounts receivable, net	10,645	(8,951)
Inventories	(35,920)	(7,746)
Prepaid expenses and other assets	526	457
Accounts payable	14,104	14,014
Accrued and other liabilities	220	8,658
Deferred revenue	(701)	5,610

Net cash provided by operating activities	3,094	28,667
Investing activities:
Business acquisition, net of cash acquired	(17,578)	—
Proceeds from the sale of property and equipment	1	—
Purchases of property and equipment	(4,222)	(5,175)

Net cash used in investing activities	(21,799)	(5,175)
Financing activities:
Repayment of capital lease obligations	(79)	—
Proceeds from exercises of stock options	69	4,279
Issuance of restricted awards and restricted stock units, net of repurchases	—	(1,055)
Proceeds from issuance of common stock under employee stock purchase plan	1,052	1,459
Excess tax benefit from stock option exercises	—	4,385

Net cash provided by financing activities	1,042	9,068
Effect of exchange rate changes on cash and cash equivalents	(66)	94

Net (decrease) increase in cash and cash equivalents	(17,729)	32,654
Cash and cash equivalents at the beginning of period	219,604	321,239

Cash and cash equivalents at the end of period	$201,875	$353,893

See accompanying notes.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Fusion-io, Inc. (the “Company” or “Fusion-io”) provides an enterprise storage memory platform, based on the Company’s ioMemory technology with VSL storage virtualization software, automated data-tiering and virtualization caching software, datacenter management software, ION Data Accelerator software, and storage memory programming software. The Company was originally incorporated in the state of Nevada in December 2005 and in June 2010 was reincorporated in the state of Delaware as Fusion-io, Inc. The Company sells its products and services through its global direct sales force, original equipment manufacturers (“OEMs”), and other channel partners.

Basis of Presentation

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive income, and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations, and cash flows. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013 or any other period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the unaudited condensed consolidated financial statements.

Segment and Geographic Information

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded it operates in one business segment, which is the development, marketing, and sale of storage memory platforms. Substantially all of the Company’s revenue for all periods presented in the accompanying condensed consolidated statements of operations has been from sales of the ioDrive product lines and related customer support services. The Company’s headquarters and most of its operations are located in the United States; however, it conducts sales activities through sales offices in Europe and Asia. Revenue recognized from sales with a ship-to location outside of the United States was 29% and 38% of revenue for the three months ended September 30, 2011 and 2012, respectively. Revenue recognized from sales to customers with a ship-to address in Puerto Rico was 11% of revenue for the three months ended September 30, 2011 and revenue recognized from sales to customers with a ship-to address in Germany was 19% of revenue for the three months ended September 30, 2012. No other country outside of the United States accounted for 10% or more of revenue for all periods presented. Long-lived assets located outside of the United States were not material for all periods for which a condensed consolidated balance sheet is presented.

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

Significant Customers

Customers that accounted for 10% or more of the Company’s revenue represented 68% and 70% of revenue for the three months ended September 30, 2011 and 2012, respectively. As a result of the concentration of the Company’s customers, and typically a small number of large purchases by these customers, revenue, gross margin, and operating results may fluctuate significantly from period to period.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The following table presents the changes in the product warranty liability (in thousands):

Total
Balance at June 30, 2012	$2,825
Warranty costs accrued	359
Warranty claims	(522)

Balance at September 30, 2012	$2,662

Warranty costs accrued includes amounts accrued for products at the time of shipment, adjustments for changes in estimated costs for warranties on products shipped in the period, and changes in estimated costs for warranties on products shipped in prior periods. It is not practicable to determine the amounts applicable to each of these components.

Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period, less weighted-average common shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on net income per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, common stock warrants, restricted stock awards, restricted stock units, and the assumed vesting of outstanding restricted stock subject to vesting provisions. In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, less weighted-average common shares subject to repurchase, as any additional common shares would be anti-dilutive.

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands):

	Three Months Ended September 30,
	2011	2012
Numerator:
Net income	$7,189	$3,933

Denominator:
Weighted-average common shares outstanding	82,232	94,432
Less weighted-average common shares outstanding subject to repurchase	(224)	(211)

Weighted-average shares, basic	82,008	94,221

Effect of dilutive securities	21,446	14,204

Weighted-average shares, diluted	103,454	108,425

The computation of diluted net income per common share for the three months ended September 30, 2011 and 2012 excluded common stock equivalents of 3,803,000 and 6,504,577, respectively, as their impact was anti-dilutive.

Recently Issued and Adopted Accounting Pronouncements

In June 2011, the FASB issued new guidance which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued additional guidance, which indefinitely defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components. The Company adopted this guidance retrospectively in the first quarter of fiscal year 2013. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows as it related only to financial statement presentation.

2. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$54,295	$—	$—	$54,295
Money market funds	266,944	—	—	266,944

Total cash and cash equivalents	$321,239	$—	$—	$321,239

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$86,845	$—	$—	$86,845
Money market funds	267,048	—	—	267,048

Total cash and cash equivalents	$353,893	$—	$—	$353,893

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	September 30, 2012
Raw materials	$20,263	$25,747
Work in progress	30,065	31,122
Finished goods	9,129	10,334

	$59,457	$67,203

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2012	September 30, 2012
Computer equipment	$14,904	$16,926
Software	4,076	4,448
Property and equipment	5,682	7,523
Furniture and fixtures	3,759	3,965
Leasehold improvements	12,520	13,252
Construction in progress	329	333

	41,270	46,447
Less accumulated depreciation and amortization	(10,025)	(12,555)

	$31,245	$33,892

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Depreciation expense (including amortization of leasehold improvements) was $1,228,000 and $2,532,000 for the three months ended September 30, 2011 and 2012, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2012	September 30, 2012
Accrued compensation	$19,034	$19,006
Accrued warranty expense	2,825	2,662
Accrued other liabilities	7,328	9,965

	$29,187	$31,633

Long-term Other Liabilities

Long-term other liabilities consisted of the following (in thousands):

	June 30, 2012	September 30, 2012
Long-term deferred tax liability	$4,026	$4,026
Long-term deferred rent	8,250	8,756

	$12,276	$12,782

3. Fair Value Measurements

Assets Measured and Recorded at Fair Value on a Recurring Basis

The Company measures and records certain financial assets at fair value on a recurring basis. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company classifies its money market funds as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

The fair value of the Company’s money market funds was as follows (in thousands):

	Fair Value Measurements at June 30, 2012
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$266,944	$—	$—	$266,944

	Fair Value Measurements at September 30, 2012
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$267,048	$—	$—	$267,048

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate their fair values due to their short maturities.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Acquisitions

On August 11, 2011, the Company acquired 100% of the stock of IO Turbine, Inc. (“IO Turbine”) pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) dated August 4, 2011. IO Turbine was a provider of caching solutions for virtual environments, based in San Jose, California. Accordingly, the assets, liabilities, and operating results of IO Turbine are reflected in the Company’s condensed consolidated financial statements following the date of acquisition. The fair value of the aggregate purchase price was approximately $65,568,000, which consisted of (1) cash of approximately $21,199,000, (2) approximately $43,485,000 in common stock valued at $28.40 per share, the closing sale price of the Company’s common stock on the closing date of the acquisition, and (3) approximately $884,000 in assumed stock options attributable to pre-acquisition service. In addition, subsequent to the acquisition, the Company will recognize up to approximately $26,421,000 of stock-based compensation expense related to the fair value of assumed restricted stock awards (“RSAs”) and stock options, of which approximately $3,795,000 were expensed immediately in connection with the acceleration of vesting of certain restricted stock awards and the remainder will be recognized over the underlying future service period of the assumed stock awards and stock options. At the time of acquisition, IO Turbine stockholders holding RSAs had the option to receive cash and/or shares of the Company’s common stock for their unvested RSAs based on a fixed value determined at the acquisition date. As a result, the Company: (1) issued approximately 414,000 shares of its common stock that remain subject to forfeiture based on the original vesting schedule applicable to such awards and (2) will pay up to approximately $4,631,000 in cash in accordance with the original vesting schedule applicable to such awards. Of this total cash amount, approximately $2,407,000 had been paid through September 30, 2012.

For the three months ended September 30, 2011 and 2012, operating expenses associated with IO Turbine were approximately $6,443,000 and $3,056,000, respectively, of which approximately $5,261,000 and $2,269,000, respectively, related to stock-based compensation expense.

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

	Three Months Ended September 30,
	2011	2012
Revenue	$74,385	$118,115
Net income from operations	412	8,449
Net income	2,934	3,933
Net income per share, basic	$0.04	$0.04
Net income per share, diluted	$0.03	$0.04

The amounts in the table above do not include non-recurring expense of approximately $3,795,000 related to the acceleration of vesting on certain stock-based awards that was recorded by the Company as stock-based compensation expense in the three months ended September 30, 2011.

5. Goodwill and Intangible Assets:

Changes in the carrying amount of Goodwill consisted of the following (in thousands):

Total
Balance as of June 30, 2012	$54,777
Current period acquisitions	—

Balance as of September 30, 2012	$54,777

The Company’s goodwill is not deductible for income tax purposes.

The Company’s intangible assets and related accumulated amortization consisted of the following as of September 30, 2012 (in thousands):

	Weighted-Average Useful Life	Cost	Accumulated Amortization	Net
Developed technology	4 years	$10,500	$(2,992)	$7,508

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Amortization expense related to intangible assets for the three months ended September 30, 2011 and September 30, 2012 was approximately $365,000 and $656,000, respectively. Estimated amortization expense in future periods through fiscal year 2016 for intangible assets subject to amortization is as follows (in thousands):

Fiscal Year Ended June 30,	Total
Remaining 2013	1,969
2014	2,625
2015	2,625
2016	289

$7,508

6. Long-term Obligations

Loan and Security Agreement

In September 2010, the Company amended and restated its loan and security agreement (the “Revolving Line of Credit”) with a financial institution. The Revolving Line of Credit allows the Company to borrow up to a limit of $25,000,000. A sublimit of $6,000,000 for letters of credit, certain cash management services, and foreign exchange forward contracts applied until May 2012. The total balance of letters of credit outstanding at September 30, 2012 was $3,183,000, which reduces the amount the Company has available to borrow under the Revolving Line of Credit. Prior to May 2012, borrowings under the Revolving Line of Credit would have accrued interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the prime rate as published in the Wall Street Journal. An unused commitment fee equal to 0.375% of the difference between the $25,000,000 limit and the average daily balance of borrowings outstanding each quarter was due on the last day of such quarter. Prior to May 2012, the Revolving Line of Credit was secured by substantially all of the Company’s assets. The Company can make advances against the Revolving Line of Credit until its maturity date, at which time all unpaid principal and interest shall be due and payable.

In August 2011, the Company entered into an amendment to the Revolving Line of Credit which provided for the consent of the financial institution with respect to the acquisition of IO Turbine and certain amendments to provide the Company with further flexibility to consummate mergers and acquisitions permitted under the Revolving Line of Credit.

In May 2012, the Company entered into a second amendment to the Revolving Line of Credit. Pursuant to this amendment, the pricing on revolving line of credit was amended such that borrowings under the Revolving Line of Credit accrue interest at a per annum rate equal to, at the Company’s option, a floating per annum rate equal to the prime rate as published in the Wall Street Journal, or the LIBOR rate (based on 1, 2, 3 or 6-month interest periods) plus a margin equal to two percent (2.00%) per annum. This amendment further provides for, among other things, (i) the reduction of the quarterly unused commitment fee to an amount equal to one-quarter of one percent (0.25%) per annum of the difference between the $25,000,000 loan commitment and the average daily balance of borrowings outstanding on the last day of each quarter, (ii) the removal of the borrowing base formula and the sublimit restricting the issuance of letters of credit, cash management services and foreign exchange forward contracts, and (iii) the release of the financial institution’s security interest in all of the Company’s assets.

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

In September 2012, the Company entered into a third amendment to the Revolving Line of Credit. Pursuant to this amendment, the maturity date of the Revolving Line of Credit was extended to December 2012.

As of September 30, 2012, no borrowings were outstanding under the Revolving Line of Credit and the Company was in compliance with all covenants.

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

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The components of the Company income tax expense or benefit include state income taxes, foreign income taxes, U.S. federal alternative minimum tax, and effects of stock-based awards. Income tax benefit was approximately $1,726,000 and income tax expense was approximately $4,571,000 for the three months ended September 30, 2011 and 2012, respectively, or approximately a benefit of 32% and an expense of 54% of income before income taxes, respectively. The Company’s effective tax rate for the three months ended September 30, 2012 is higher when compared to the same period in the prior year primarily due to the income tax benefit recorded in the prior year as a result of a valuation allowance reversal related to deferred tax liabilities generated from the acquisition of IO Turbine. In addition, the prior year taxable income was substantially offset by net operating losses which are no longer available to offset income tax expense in the current year. The effective tax rate for the three months ended September 30, 2012 differs from the U.S. federal statutory rate of 35% primarily due to the Company’s full valuation allowance against its net deferred tax assets, the tax effect of stock-based awards, as well as foreign and state tax expense.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state or foreign tax returns are not currently under examination.

The Company is subject to income taxes in various U.S. and foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. During the three months ended September 30, 2012, the aggregate change in the total gross amount of unrecognized tax benefits was as follows (in thousands):

Total
Balance at June 30, 2012	$2,709
Decrease of unrecognized tax benefits taken in prior years	(39)
Increase in unrecognized tax benefits related to current year	405

Balance at September 30, 2012	$3,075

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $715,000. The Company does not anticipate any significant change of its uncertain tax positions within fiscal year 2013, and the Company does not anticipate any events which could cause a change to these uncertainties.

As of September 30, 2012, the Company had federal net operating loss carryforwards of $204,655,000, of which $201,520,000 relate to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. As of September 30, 2012, the Company had state net operating loss carryforwards of $176,306,000, of which $161,996,000 relate to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. Additionally, the Company had federal research and development tax credit carryforwards of $2,543,000, of which $2,492,000 relate to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. The Company had state research and development tax credit carryforwards of $2,412,000, of which $537,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. In the future, the Company intends to utilize any carryforwards available to reduce its tax payments.

The Company recorded directly to equity a tax benefit for the three months ended September 30, 2012 of approximately $4,385,000 related to certain tax deductions for stock-based awards.

8. Stockholders’ Equity

Equity Incentive Plans

On July 1, 2012, the number of authorized shares of common stock available for issuance under the 2011 Equity Incentive Plan (the “2011 Plan”) was increased by 4,681,423 shares in accordance with the provisions of the 2011 Plan. At September 30, 2012, a total of 11,409,895 shares of common stock were available for grant under the Company’s equity incentive plans.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Stock option activity for all the Equity Incentive Plans for the three months ended September 30, 2012 was as follows:

	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding as of June 30, 2012	19,885,406	$5.21
Granted	645,050	28.86
Exercised	(1,688,246)	2.53
Canceled	(47,224)	18.92

Outstanding as of September 30, 2012	18,794,986	$6.23	7.86	$451,803

Vested and expected to vest as of September 30, 2012	17,084,497	$5.82	7.79	$417,647

Vested and exercisable as of September 30, 2012	7,007,421	$2.84	7.31	$192,205

(1)	The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of September 30, 2012.

Employee Stock Options

Additional per share information related to stock options granted to employees was as follows:

	Three Months Ended September 30,
	2011	2012
Weighted-average grant date fair value — granted	$10.86	$15.42
Weighted-average grant date fair value — assumed in connection with the acquisition of IO Turbine	27.31	—
Weighted-average grant date fair value — forfeited	9.08	11.06

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2011 and 2012 was approximately $2,086,000 and $41,576,000, respectively, which reflected the difference between the exercise prices of the underlying stock option awards and the fair value of the Company’s common stock on the date of exercise.

The Company recorded stock-based compensation expense related to employee stock options of approximately $2,443,000 and $5,093,000 for the three months ended September 30, 2011 and 2012, respectively. As of September 30, 2012, there was approximately $53,569,000 of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 2.8 years.

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

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to employee stock options:

Three Months Ended September 30,
	2011	2012
Expected volatility	59.1–59.9%	61.4–63.1%
Expected term (in years)	5.2–6.6	4.5–5.4
Risk-free interest rate	1.2–2.0%	0.6–0.7%
Expected dividends	—	—

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Non-employee Stock Options

The Company from time to time grants options to purchase common stock to non-employees for advisory and consulting services. The Company estimates the fair value of these stock options using the Black-Scholes-Merton option pricing formula at each balance sheet date and records expense ratably over the vesting period of each stock option award. The Company recorded stock-based compensation expense related to these non-employee stock options of approximately $1,742,000 and $2,748,000 for the three months ended September 30, 2011 and 2012, respectively.

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to non-employee stock options:

Three Months Ended September 30,
	2011	2012
Expected volatility	59.7–61.9%	61.2–61.8%
Expected term (in years)	7.1–9.7	6.1–8.7
Risk-free interest rate	1.9–2.4%	1.3–1.7%
Expected dividends	—	—

Restricted Stock Units and Restricted Stock Awards

The following table summarizes activity during the three months ended September 30, 2012 related to restricted stock units (“RSUs”) and RSAs:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested RSUs and RSAs at June 30, 2012	1,957,566	$24.17
Granted	860,310	27.15
Vested	(169,229)	23.94
Forfeited	(4,965)	28.40
Cancelled	(19,351)	24.25

Unvested RSUs and RSAs at September 30, 2012	2,624,331	$25.15

The Company recorded stock-based compensation expense related to RSUs and RSAs of approximately $5,270,000 and $5,344,000 for the three months ended September 30, 2011 and 2012, respectively. Of the stock-based compensation expense recognized during the three months ended September 30, 2011, approximately $3,795,000 was due to accelerated vesting of certain RSAs assumed in connection with the IO Turbine acquisition, of which, approximately $793,000 related to awards that were settled in cash at the time of acquisition. At September 30, 2012, there was approximately $60,812,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 3.4 years.

Repurchases of Vested Restricted Stock Units

The Company is required to withhold minimum statutory taxes related to the vesting of RSUs, including the forfeiting of a portion of the newly vested award that has a current value equal to the withholding obligation. The Company is then required to remit the amount of taxes owed by the employee to the appropriate taxing authority. As a result of such forfeitures, during the three months ended September 30, 2012, the Company effectively repurchased a total of 43,392 shares of common stock related to employee tax withholding obligations. The Company has recorded approximately $1,055,000 as a financing activity for these forfeitures in the condensed consolidated statement of cash flows for the three months ended September 30, 2012. There were no repurchases of vested restricted stock units during the three months ended September 30, 2011.

Employee Stock Purchase Plan

The Company recorded stock-based compensation expense related to its 2011 Employee Stock Purchase Plan (“ESPP”) of approximately $321,000 and $704,000 for the three months ended September 30, 2011 and 2012, respectively. On July 1, 2012, the number of authorized shares available for issuance under the ESPP was increased by 936,284 shares in accordance with the provisions of the ESPP. During the three months ended September 30, 2012, the Company issued 158,241 shares of common stock under the ESPP. At September 30, 2012, a total of 1,129,105 shares of common stock were reserved for future issuance under the ESPP.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Stock-based Compensation Expense

Total stock-based compensation expense was classified as follows in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,
	2011	2012
Cost of revenue	$27	$109
Sales and marketing	1,103	2,134
Research and development	1,619	4,427
General and administrative	7,027	7,219

Total stock-based compensation	$9,776	$13,889

9. Commitments and Contingencies

Letters of Credit

As of June 30, 2012 and September 30, 2012, the Company had a total of $3,183,000 in letters of credit outstanding with a financial institution. These outstanding letters of credit have been issued for purposes of securing the Company’s obligations under facility leases.

Leases

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Fiscal Year Ended June 30,	Operating Leases
Remaining 2013	$4,405
2014	5,618
2015	6,015
2016	6,150
2017	6,228
Thereafter	23,844

Total	$52,260

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

Rent expense was $982,000 and $1,741,000 for the three months ended September 30, 2011 and 2012, respectively.

Purchase Commitments

In May 2012, the Company entered into a minimum purchase commitment for raw materials inventory that ends in June 2013 and provides for a termination fee based on a percentage of the amount of raw materials inventory not taken under the commitment. As of September 30, 2012, approximately $21,545,000 remained outstanding under this commitment.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2012 and September 30, 2012.

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

No amount has been accrued or disclosed as of September 30, 2012, as the Company has determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable. However, litigation is inherently unpredictable and it is possible that a loss may occur related to the aforementioned lawsuit. Any unfavorable resolution of any of these matters could materially affect the Company’s consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements include, but are not limited to, statements concerning our possible or assumed future results of operations, business strategies, financing plans, technological leadership, market opportunity, expectations regarding product acceptance, ability to innovate new products and bring them to market in a timely manner, ability to successfully increase sales of our software offerings as part of our overall sales strategy, expectations concerning our technologies, products and solutions, including our ioMemory platform, our recently introduced ION Data Accelerator software, our ioTurbine virtualization caching software, our directCache data-tiering caching software, and our storage memory programming software, competitive position and the effects of competition, industry environment, potential growth opportunities, ability to expand internationally, the impact of quarterly fluctuations of revenue and operating results, changes to and expectations concerning gross margin, expectations concerning relationships with third parties, including channel partners, key customers and original equipment manufacturers, or OEMs, such as our recently announced OEM relationship with Cisco, levels of capital expenditures, future capital requirements and availability to fund operations and growth, the adequacy of facilities, impact of the acquisition of IO Turbine, Inc., the adequacy of our intellectual property rights, expectations concerning pending legal proceedings and related costs, the sufficiency of our issued patents and patent applications to protect our intellectual property rights, the effects of a natural disaster on us or our suppliers, our ability to resell inventory that we cannot use in our products due to obsolescence, our ability to grow our sales through OEMs and other channel partners and maintaining our relationships with those channel partners, including the timely qualification of our products for promotion and sale through those channels, particularly OEMs, OEM’s continuing to design our products into their products, the importance of software innovation, and volatility regarding our provision for income taxes. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

These forward-looking statements are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict. Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, but not limited to, those discussed in the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this report. Other unknown or unpredictable factors also could have a material adverse effect on our business, financial condition, and results of operations. Accordingly, readers should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-Q.

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

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes included in this report, and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2012.

Overview

We provide Enterprise datacenter, Hyperscale, and Workstation solutions that accelerate databases, virtualization, cloud computing, big data, information systems, and the applications that help drive business from the smallest e-tailers to some of the world’s largest data centers, social media leaders, and Fortune Global 500 businesses. Our integrated hardware and software platform enables the acceleration of data away from legacy architectures and specialized hardware. This core technology leverages flash memory to significantly increase datacenter and computer-based information system efficiency, with enterprise grade performance, reliability, availability, and manageability.

We were incorporated in December 2005, and we initially focused on the engineering and development of our platform. We have experienced significant growth with revenue increasing from $74.4 million in the three months ended September 30, 2011 to $118.1 million in the three months ended September 30, 2012. Our headcount increased from 499 employees as of September 30, 2011 to 733 employees as of September 30, 2012.

We sell our products through our global direct sales force, OEMs, including Cisco, Dell, HP, and IBM, and other channel partners. Some of our OEMs and channel partners integrate our platform into their own proprietary product offerings. Our primary sales office is located in San Jose, California, and we also have additional sales presence in North America, Europe, and Asia.

Large purchases by a limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. During the three months ended September 30, 2011 and 2012, sales to the 10 largest customers in each period, including the applicable OEMs, accounted for approximately 94% and 91% of revenue, respectively. Apple, through a reseller, our OEM customer HP, and our direct customer Facebook, each accounted for 46%, 22%, and less than 10% of our revenue, respectively, during the three months ended September 30, 2011, and 28%, 14%, and 28% of our revenue, respectively, during the three months ended September 30, 2012. We expect that sales to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future.

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

We believe that extending our platform differentiation through software innovation will be critical to achieving broader market acceptance along with maintaining or increasing our gross margins. In this regard, our ioTurbine virtualization software, directCache data-tiering software, ION Data Accelerator software, ioSphere platform management software, and storage memory programming software allow Integrated Software Vendors to develop, integrate, and add significant value to applications using our platforms. We intend to continue adding software functionality to differentiate our products. The next generation VSL 3.0 virtualization software and hardware platform is in full production. We continue to devote the majority of our research and development resources to software development, and if we are unable to successfully develop or acquire, and then market and sell additional software functionality, our ability to increase our revenue and gross margins could be adversely affected.

Our ioMemory technology forms the basis of our hardware offering and is designed as a portfolio of upgradeable design modules, enabling faster time-to-market and increased extensibility, and it provides server-based storage memory, low access latency, field upgradeability, deep error correction, self-healing protection and native PCI Express connectivity. Our second generation ioMemory technology supports the latest NAND geometries, significantly increases performance and capacity, improves reliability while retaining the ability to build storage systems of varying capacity, performance, and form factors. At the heart of the ioMemory technology is our proprietary field programmable data-path controller. It connects a large array of non-volatile memory chips natively to the server’s PCI-Express 1.0 or 2.0 peripheral bus, and addresses the reliability issues of non-volatile memory with our Adaptive Flashback Protection advanced chip-level fault tolerance technology, which is capable of restoring, correcting, and resurrecting lost data in the Flash-based storage sub-system.

Our portfolio of storage memory products incorporates our ioMemory based hardware subsystems and related VSL and caching software into our family of ioDrive, ioDrive2, ioCache, and ioFX enterprise grade products. Our ioDrive, ioDrive2, ioCache, and ioFX products work in conjunction or are integrated with our ioTurbine virtualization caching software, directCache data-tiering software, and ION Data Accelerator software.

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

Components of Condensed Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our storage memory products and support services. We sell our storage memory platforms and software through our global direct sales force, OEMs, and other channel partners. We provide our support services pursuant to support contracts, which involve hardware support, software support, and software upgrades on a when-and-if available basis for a period of one to five years. We recorded revenue from support services of $2.1 million and $7.5 million for the three months ended September 30, 2011 and 2012, respectively. For the periods presented, our software revenue was not significant to our condensed consolidated statements of operations.

Cost of Revenue

Cost of revenue consists primarily of material costs including amounts paid to our suppliers and contract manufacturers for hardware components and assembly of those components into our products. The largest portion of our cost of revenue consists of the cost of non-volatile memory components. Given the commodity nature of memory components, neither we nor our contract manufacturers generally enter into long-term supply contracts for our product components, which can cause our cost of revenue to fluctuate. Cost of revenue is recorded when the related product revenue is recognized. Cost of revenue also includes costs related to allocated personnel expenses related to customer support, warranty costs, costs of shipping, manufacturing operations, and carrying value adjustments recorded for excess and obsolete inventory.

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

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, amortization of an intangible asset, consulting services, depreciation associated with research and development equipment, and facilities-related costs. We expense research and development costs as incurred.

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

Trends in Our Business

Gross Margin

We anticipate our gross margin will slightly decrease due to product mix and balancing driving market adoption with gross margin.

Sales and Marketing

We plan to continue to invest in sales by increasing our sales headcount. Our sales personnel are typically not immediately productive and therefore the increase in sales and marketing expense when we add new sales representatives is not immediately offset by increased revenue and may not result in increased revenue over the long-term. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue could therefore affect our future period-to-period financial performance. We expect sales and marketing expenses to increase in absolute dollars and increase as a percentage of revenue as we expect to continue hiring new sales representatives. We also expect to expand marketing activities to drive sales opportunities and brand awareness.

Research and Development

We expect to continue to devote substantial resources to the development of our products including the development of new products. We believe that these investments are necessary to maintain and improve our competitive position. We expect research and development expenses to increase in absolute dollars and increase as a percentage of revenue as we expect to continue to invest in additional engineering personnel and infrastructure required to support the development of new products and to enhance existing products.

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

Results of Operations

Revenue

The following table presents our revenue for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2011	2012	$	%
Revenue	$74,385	$118,115	$43,730	59%

Revenue increased $43.7 million from the three months ended September 30, 2011 compared to the three months ended September 30, 2012 primarily due to the increase in the overall volume of our products shipped.

Revenue from the 10 largest customers, including the applicable OEMs, for the periods presented was 94% and 91% of revenue for the three months ended September 30, 2011 and 2012, respectively. Apple, through a reseller, our OEM customer HP, and our direct customer Facebook, each accounted for 46%, 22%, and less than 10% of our revenue, respectively, during the three months ended September 30, 2011, and 28%, 14%, and 28% of our revenue, respectively, during the three months ended September 30, 2012. No other customer accounted for 10% or more of revenue in the periods presented. Revenue from customers with a ship-to location in the United States accounted for 71% and 62% of revenue for the three months ended September 30, 2011 and 2012, respectively.

Cost of Revenue and Gross Margin

The following table presents our cost of revenue, gross profit and gross margin for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2011	2012	$	%
Cost of revenue	$27,354	$47,994	$20,640	75%
Gross profit	47,031	70,121	23,090	49%
Gross margin	63%	59%

Cost of revenue increased $20.6 million and gross profit increased $23.1 million from the three months ended September 30, 2011 compared to the three months ended September 30, 2012, primarily due to the increase in the volume of our products shipped. Additionally, headcount increased from September 30, 2011 to September 30, 2012. Gross margin decreased period over period due to higher raw material costs and product mix.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2011	2012	$	%
Sales and marketing	$17,477	$25,020	$7,543	43%

Sales and marketing expenses increased $7.5 million from the three months ended September 30, 2011 compared to the three months ended September 30, 2012, primarily due to an increase in sales and marketing personnel, as we hired additional employees to focus on acquiring new customers and expanding our business. This increase in headcount resulted in a $5.2 million increase in personnel-related costs, including a $1.1 million increase in sales commissions. The largest portion of the remaining increase was due to a $0.6 million increase in tradeshow-related costs.

Research and Development

The following table presents our research and development expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2011	2012	$	%
Research and development	$11,152	$21,568	$10,416	93%

Research and development expenses increased $10.4 million from the three months ended September 30, 2011 compared to the three months ended September 30, 2012, primarily due to an increase in research and development personnel, resulting in an $8.3 million increase in personnel-related costs. The increase was also due to a $0.8 million increase in depreciation and amortization expense.

General and Administrative

The following table presents our general and administrative expenses for the periods indicated and related changes as to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2011	2012	$	%
General and administrative	$13,737	$15,084	$1,347	10%

General and administrative expenses increased $1.3 million from the three months ended September 30, 2011 compared to the three months ended September 30, 2012, primarily due to an increase in general and administrative personnel, resulting in a $1.4 million increase in personnel-related costs.

Other Income (Expense), net

The following table presents our other income (expense), net for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2011	2012	$	%
Other income (expense), net	$798	$55	$(743)	(93)%

Other income (expense), net changed by $0.7 million from the three months ended September 30, 2011 compared to the three months ended September 30, 2012, primarily due to $0.8 million in other income due to changes in the fair value of a common stock repurchase derivative liability for the three months ended September 30, 2011, which liability was paid in full in December 2012.

Income Tax Benefit (Expense)

The following table presents our income tax benefit (expense) for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2011	2012	$	%
Income tax benefit (expense)	$1,726	$(4,571)	$(6,297)	(365)%

Income tax benefit (expense) changed by $6.3 million, primarily due to the income tax benefit recorded in the prior year as a result of a valuation allowance reversal related to deferred tax liabilities generated from the acquisition of IO Turbine. In addition, the prior year taxable income was substantially offset by net operating losses which are no longer available in the current year. The provision for income taxes for the three months ended September 30, 2012 was comprised of foreign income taxes as well as U.S. federal and state income taxes.

Financial Position, Liquidity, and Capital Resources

Primary Sources of Liquidity

As of September 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $353.9 million, net accounts receivable of $65.7 million, and amounts available under our revolving line of credit of approximately $21.8 million. In June 2011, we completed an initial public offering of our common stock, or IPO, in which we issued and sold 12,600,607 shares and received net proceeds of approximately $218.9 million. In November 2011, we completed a follow-on public offering of our common stock in which we issued and sold 3,000,000 shares and received net proceeds of approximately $94.0 million. We had working capital of $414.5 million as of September 30, 2012.

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

Historically, our primary sources of liquidity have been from customer payments for our products and services, the issuance of common and convertible preferred stock and convertible notes, and proceeds from our revolving line of credit.

Cash Flow Analysis

	Three Months Ended September 30,
	2011	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$3,094	$28,667
Investing activities	(21,799)	(5,175)
Financing activities	1,042	9,068

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases, and payments for operating expenses.

Our net cash provided by operating activities for the three months ended September 30, 2011 and 2012 was $3.1 million and $28.7 million, respectively. During these periods, cash collected from our customers exceeded our operating cash outflows, which consisted primarily of purchases of inventory and personnel-related costs.

Investing Activities

Cash flows from investing activities primarily relate to purchases of computer equipment, leasehold improvements, and property and equipment to support our growth. Investing activities also include cash used for business acquisitions.

During the three months ended September 30, 2011, our net cash used in investing activities was $21.8 million and was primarily due to cash paid for the acquisition of IO Turbine, net of cash acquired, of $17.6 million and purchases of property and equipment of $4.2 million.

During the three months ended September 30, 2012, our net cash used in investing activities was $5.2 million for purchases of property and equipment.

Financing Activities

Cash flows from financing activities primarily include net proceeds from issuances of common and convertible preferred stock, proceeds and payments related to issuances of convertible notes, and loans from a financial institution.

We generated $1.0 million of net cash from financing activities for the three months ended September 30, 2011, primarily due to $1.1 million in net proceeds from our employee stock purchase plan and exercise of stock options.

We generated $9.1 million of net cash from financing activities for the three months ended September 30, 2012, primarily due to $5.7 million in net proceeds from the exercise of stock options and our employee stock purchase plan, and $4.4 million from a tax benefit from the exercise of stock options, all offset by the issuance of restricted stock awards and restricted stock units, net of repurchases of $1.1 million.

Revolving Line of Credit

In September 2010, we amended and restated our loan and security agreement, or the revolving line of credit, with a financial institution. The revolving line of credit allows us to borrow up to a limit of $25.0 million. A sublimit of $6.0 million for letters of credit, certain cash management services, and foreign exchange forward contracts applied until May 2012. The total balance of letters of credit outstanding at September 30, 2012 was $3.2 million, which reduces the amount we have available to borrow under the revolving line of credit. Prior to May 2012, borrowings under the revolving line of credit would have accrued interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the prime rate as published in the Wall Street Journal. An unused commitment fee equal to 0.375% of the difference between the $25.0 million limit and the average daily balance of borrowings outstanding each quarter was due on the last day of such quarter. Prior to May 2012, the revolving line of credit was secured by substantially all of our assets. We can make advances against the revolving line of credit until its maturity date, at which time all unpaid principal and interest shall be due and payable.

In August 2011, we entered into an amendment to the revolving line of credit which provided for the consent of the financial institution with respect to the IO Turbine acquisition and certain amendments to provide us with further flexibility to consummate mergers and acquisitions permitted under the revolving line of credit.

In May 2012, we entered into a second amendment to the revolving line of credit. Pursuant to this amendment, the pricing on revolving line of credit was amended such that borrowings under the revolving line of credit accrue interest at a per annum rate equal to, at our option, a floating per annum rate equal to the prime rate as published in the Wall Street Journal, or the LIBOR rate (based on 1, 2, 3 or 6-month interest periods) plus a margin equal to two percent (2.00%) per annum. This amendment further provides for, among other things, (i) the reduction of the quarterly unused commitment fee to an amount equal to one-quarter of one percent (0.25%) per annum of the difference between the $25.0 million loan commitment and the average daily balance of borrowings outstanding on the last day of each quarter, (ii) the removal of the borrowing base formula and the sublimit restricting the issuance of letters of credit, cash management services and foreign exchange forward contracts, and (iii) the release of the financial institution’s security interest in all of our assets.

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

In September 2012, we entered into a third amendment to the revolving line of credit. Pursuant to this amendment, the maturity date of the revolving line of credit was extended to December 2012.

As of September 30, 2012, no borrowings were outstanding under the revolving line of credit and we were in compliance with all covenants.

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

Contractual Obligations and Material Commitments

In May 2012, we entered into a minimum purchase commitment for raw materials inventory that ends in June 2013 and provides for a termination fee based on a percentage of the amount of raw materials inventory not taken under the commitment. As of September 30, 2012, approximately $21.5 million remained outstanding under this commitment.

Indemnification

We have agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that provides corporate reimbursement coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2012 and September 30, 2012.

Many of our agreements with customers and channel partners, including OEMs and resellers, generally include certain provisions for indemnifying the channel partners and customers against third-party claims of intellectual property infringement arising from the use of our products. To date, we have not incurred any material costs as a result of such indemnification provisions and have not accrued any liabilities related to such obligations in our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances at the time made, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Our critical accounting policies and estimates are detailed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2012. None of our critical accounting policies and estimates have been significantly changed since the filing of our most recent Form 10-K except for those noted below.

Income Taxes

Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. Historically, our effective tax rate has been volatile and difficult to forecast due to the valuation allowance against our deferred tax assets, stock based compensation, our ability to use tax credits and other adjustments. We expect this volatility to continue in our effective tax rate.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including reversal of taxable temporary differences, our past operating results, our forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. To the extent that we continue to generate positive income and expect, with reasonable certainty, to continue to generate positive income we may release all or a portion of our valuation allowance during fiscal year 2013. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.

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

Segments

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. We have concluded that we operate in one business segment, which is the development, marketing and sale of storage memory products. Substantially all of our revenue for all periods presented in the accompanying condensed consolidated statements of operations has been from sales of the ioDrive product lines and related customer support services.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. Although our international operations are currently immaterial compared to our operations in the United States, we expect to continue to expand our international operations which will increase our potential exposure to fluctuations in foreign currencies. Our exposures are to fluctuations in exchange rates primarily for the U.S. dollar versus the euro and the British pound. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of September 30, 2012, we had approximately $1.9 million of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses. Through September 30, 2012, all of our sales were billed in U.S. dollars and therefore not subject to direct foreign currency risk.

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

Changes in Internal Control Over Financial Reporting

During the first quarter fiscal 2013, we implemented a stock-based compensation accounting system in our U.S. operations. During fiscal 2013 we plan to continue to enhance our enterprise resource planning system and continue to enhance our system of internal control over financial reporting. These items have not had an adverse impact on our business. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 7, 2012, Entorian Technologies L.P., filed a lawsuit in the U.S. District Court for the District of Utah against our company. The complaint alleged that memory stacks included in some of our products infringe U.S. Patent No. 5,420,751, or the ‘751 patent, which expired in May 2012. Polystak, Inc. is our third-party supplier of the accused memory stack component. On March 1, 2012, Polystak filed a lawsuit against Entorian Technologies in the U.S. District Court for the Northern District of California. The complaint alleges that the ‘751 patent is invalid, and that Polystak’s memory stacks do not infringe the ‘751 patent. On March 8, 2012, Entorian Technologies dismissed the lawsuit against us in Utah. On March 9, 2012, Entorian Technologies filed a counterclaim against us and Polystak in the Northern District of California lawsuit. The counterclaim alleges that Fusion-io and Polystak infringe the ‘751 patent and seeks damages, but it does not seek an injunction. On September 4, 2012, the Court stayed this lawsuit pending reexamination of the ‘751 patent by the U.S. Patent Office. Polystak has agreed to indemnify and defend us with respect to these lawsuits.

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

On May 18, 2011, Internet Machines LLC filed a lawsuit in U.S. District Court for the Eastern District of Texas against us and 20 other companies. The complaint alleges that our products infringe U.S. Patent Nos. 7,454,552; 7,421,532; 7,814,259; and 7,945,722. On August 26, 2011, Internet Machines MC LLC amended its prior complaint filed in U.S. District Court for the Eastern District of Texas against PLX Technology, Inc. to add our company and several other companies as defendants. This complaint alleges that our products infringe U.S. Patent No. 7,539,190. These complaints seek both damages and a permanent injunction against us. The specific infringement allegations appear to focus on a PCI switch component that, while used in some of our products, is manufactured by a third-party supplier. This third-party supplier was found to infringe the above identified U.S. Patent Nos. 7,454,552 and 7,421,532 by a jury in a prior case. The judge has stayed the lawsuits against us pending the entry of a final non-appealable judgment in the prior case between the third-party supplier and Internet Machines. The third-party supplier has agreed to indemnify and defend us with respect to these lawsuits.

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

We were founded in December 2005 and sold our first products in April 2007. The majority of our revenue growth has occurred since the three months ended December 31, 2009. We continue to innovate and develop enterprise data acceleration solutions. For example, we recently released our ION Data Accelerator software, our next generation ioDrive2 platforms, and our virtualization and automated data-tiering caching software. In addition, our current management team has only been working together for a relatively short period of time. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described herein. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.

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

We have significantly expanded our overall business, customer base, headcount, and operations, and we anticipate that we will continue to grow our business. For example, from September 30, 2011 to September 30, 2012, our headcount increased from 499 to 733 employees, representing an increase of 234 employees. Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth.

To manage our growth successfully, we believe we must effectively, among other things:

•	maintain and extend our leadership in enterprise data acceleration;

•	maintain and expand our existing original equipment manufacturer, or OEM, and channel partner relationships and develop new OEM and channel partner relationships;

•	forecast and control expenses;

•	recruit, hire, train, and manage additional research and development and sales personnel;

•	expand our support capabilities;

•	enhance and expand our distribution and supply chain infrastructure;

•	manage inventory levels;

•	enhance and expand our international operations; and

•	implement, improve, and maintain our administrative, financial and operational systems, procedures, and controls.

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

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. During the three months ended September 30, 2011 and 2012, sales to the 10 largest customers in each period, including the applicable OEMs, accounted for approximately 94% and 91% of revenue, respectively. Apple, through a reseller, our OEM customer HP, and our direct customer Facebook, each accounted for 46%, 22%, and less than 10% of our revenue, respectively, during the three months ended September 30, 2011, and 28%, 14%, and 28% of our revenue, respectively, during the three months ended September 30, 2012.

As a consequence of our limited number of customers and the concentrated nature of their purchases, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to estimate. For example, any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially impact our revenue and operating results in any quarterly period. Additionally, our revenue and operating results could be adversely affected if any of these larger customers purchase our competitors’ products instead of purchasing our products. We cannot provide any assurance that we will be able to sustain or increase our revenue from our larger customers or that we will be able to offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future, but that competition for these sales will increase. The loss of, or a significant delay or reduction in purchases by, a small number of customers could materially harm our business and operating results.

Our gross margins are impacted by a variety of factors, are subject to variation from period to period and are difficult to predict.

Our gross margins fluctuate from period to period due primarily to product costs, customer mix, and product mix. From the three months ended September 30, 2011 through the three months ended September 30, 2012, our quarterly gross margins ranged from 51.0% to 63.2%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

•	demand for our products;

•	changes in customer, geographic, or product mix, including mix of configurations within products;

•	significant new customer deployments;

•	the cost of components and freight;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;

•	rebates, sales and marketing initiatives, discount levels, and competitive pricing;

•	changes in the mix between direct versus indirect sales;

•	the timing and amount of revenue recognized and deferred;

•	excess inventory levels or purchase commitments as a result of changes in demand forecasts or last time buy purchases;

•	write-downs due to excess and obsolete inventory;

•	possible product and software defects and related increased warranty or repair costs;

•	the timing of technical support service contracts and contract renewals;

•	inventory stocking requirements to support new product introductions; and

•	product quality and service ability issues.

Due to such factors, gross margins are subject to variation from period to period and are difficult to predict. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability, which could materially harm our business and operating results.

Some of our larger customers require more favorable terms and conditions from their vendors and may request pricing concessions. As we seek to sell more products to these customers, we may be required to agree to terms and conditions that may have an adverse effect on our business or ability to recognize revenue.

Some of our larger customers have significant purchasing power and, accordingly, have requested and received more favorable terms and conditions, including lower prices, than we typically provide. As we seek to sell more products to this class of customer, we may be required to agree to these terms and conditions, which may include terms that affect the timing of our revenue recognition or may reduce our gross margins and have an adverse effect on our business and operating results.

The future growth of our sales to OEMs is dependent on OEM customers incorporating our products into their server and data storage systems and the OEM’s sales efforts. Any failure to grow our OEM sales and maintain relationships with OEMs could adversely affect our business, operating results and financial condition.

Sales of our products to OEMs represent a significant portion of our revenue and we anticipate that our OEM sales will constitute a substantial portion of our future sales. In some cases, our products must be designed into the OEM’s products. If that fails to occur for a given product line of an OEM, we would likely be unable to sell our products to that OEM for such product line during the life cycle of that product. Even if an OEM integrates one or more of our products into its server, data storage systems or appliance solutions, we cannot be assured that its product will be commercially successful, and as a result, our sales volumes may be less than anticipated. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products, if their own systems are not commercially successful or if they decide to pursue other strategies or for any other reason, including the incorporation or development of competing products by these OEMs. Moreover, our OEM customers may not devote sufficient attention and resources to selling our products. We may not be able to develop or maintain relationships with OEMs for a number of reasons, including because of the OEM’s relationships with our competitors or prospective competitors or other incentives that may not motivate their internal sales forces to promote our products. In addition, direct sales of our ioDrive and ioDrive2 product lines may compete with products sold by our OEM partners, and our OEM partners may compete directly with our other OEM partners, which may affect the commitment of our OEM partners to sell our products. Even if we are successful in selling through OEMs, we expect that sales through OEMs will be a lower gross margin business than our direct sales business. If we are unable to grow our OEM sales, if our OEM customers’ systems incorporating our products are not commercially successful, if our products, including new and next generation products, are not designed into a given OEM product cycle, if we fail to minimize conflicts between our channel partners, in particular OEMs, if our OEM customers do not timely qualify our products for promotion or sale by them, or if our OEM customers significantly reduce, cancel, or delay their orders with us, our revenue would suffer and our business, operating results, and financial condition could be materially adversely affected.

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

Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments, and acceptance of our products in any quarter;

•	our ability to control the costs of the components we use in our hardware products;

•	disruption in our supply chains, component availability, and related procurement costs;

•	reductions in customers’ budgets for information technology purchases;

•	delays in customers’ purchasing cycles or deferments of customers’ product purchases in anticipation of new products or updates from us or our competitors;

•	fluctuations in demand and prices for our products;

•	changes in industry standards in the data storage industry;

•	our ability to develop, introduce, and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades or announcements by us or our competitors;

•	any change in the competitive dynamics of our markets, including new entrants or discounting of product prices;

•	our ability to control costs, including our operating expenses; and

•	future accounting pronouncements and changes in accounting policies.

The occurrence of any one of these risks could negatively affect our operating results in any particular quarter, which could cause the price of our common stock to decline.

We have incurred significant net losses during our limited operating history and may not consistently achieve or maintain profitability.

Prior to the three months ended March 31, 2011, we had incurred net losses in each quarter since our inception and again incurred net losses in the three months ended December 31, 2011, March 31, 2012, and June 30, 2012. We may incur losses in future periods as we continue to increase our expenses in all areas of our operations to support our growth. If our revenue does not increase to offset these expected increases in operating expenses, we will not be profitable. As of September 30, 2012, we had an accumulated deficit of approximately $67 million.

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our provision for income taxes is subject to volatility and could be adversely affected by several factors, many of which are outside of our control, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	changes in the research and development tax credit laws;

•	an increase in non-deductible expenses for tax purposes, including certain stock-based compensation expense and impairment of goodwill;

•	transfer pricing adjustments;

•	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

•	changes in the income allocation methods for state taxes;

•	a change in the pattern of stock option exercises by our employees;

•	tax assessments resulting from income tax audits or any related tax interest or penalties that could significantly affect our income tax provision for the period in which the settlement takes place;

•	a change in our decision to indefinitely reinvest foreign earnings;

•	changes in accounting principles;

•	the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•	imposition of withholding or other taxes on payments by subsidiaries or customers; or

•	changes in tax laws or related interpretations, accounting standards, regulations, and interpretations in multiple tax jurisdictions in which we operate.

Significant judgment is required to determine the recognition and measurement attribute prescribed in Accounting Standards Codification 740. In addition, the standard applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including reversal of taxable temporary differences, our past operating results, our forecast of future market growth, forecasted earnings, and future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, we have a full valuation allowance against our deferred tax assets. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. To the extent that we continue to generate positive income and expect, with reasonable certainty, to continue to generate positive income we may release all or a portion of our valuation allowance during fiscal 2013. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. The release of all or a portion of the valuation allowance will have a significant effect on our tax expense in the period it is released.

As a multinational corporation, we conduct our business in many countries and are subject to taxation in many jurisdictions. The taxation of our business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. Our effective tax rate is dependent upon the availability of tax credits and carryforwards. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against us that could materially impact our tax liability and/or our effective income tax rate.

In addition, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. If tax authorities challenge the relative mix of our U.S. and international income, our future effective income tax rates could be adversely affected. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our business, financial condition and results of operations.

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

The market for data storage products is highly competitive, and we expect competition to intensify in the future. Our products compete with various traditional datacenter architectures, including high performance server and storage approaches. These may include the traditional data storage providers, including storage array vendors such as EMC Corporation and Hitachi Data Systems, who typically sell centralized storage products as well as high-performance storage approaches utilizing solid state disks, as well as vertically integrated appliance vendors such as Oracle. In this regard, EMC recently introduced a product designed to compete with our caching solutions. In addition, we may also compete with enterprise solid state disk vendors such as Huawei Technologies, Co., Intel Corp., LSI Corporation, Marvell Semiconductor, Inc., Micron Technology, Inc., OCZ Technology Group, Inc., Samsung Electronics, Inc., SanDisk, Corp., Seagate Technology, STEC, Inc., Toshiba Corp., and Western Digital Corp. Our ION Data Accelerator software competes with proprietary integrated flash appliances from EMC Corporation, HP 3PAR by Hewlett-Packard Development Company, Texas Memory Systems, an IBM company, and a number of privately held companies. Our ioTurbine intelligent caching software, competes with solutions from EMC, Oracle, STEC’s open-source based product, and a privately held company. A number of new, privately held companies are currently attempting to enter our market, one or more of which may become significant competitors in the future.

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

We rely on several contract manufacturers to manufacture our products. We continue to evaluate other contract manufacturers. We currently do not have any long-term manufacturing contracts with these contract manufacturers. Our reliance on these contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we fail to manage our relationship with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs, and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-

consuming. We may need to increase our component purchases, contract manufacturing capacity, and internal test and quality functions if we experience increased demand. The inability of these contract manufacturers to provide us with adequate supplies of high-quality products, could cause a delay in our order fulfillment, and our business, operating results, and financial condition would be adversely affected.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our compliance with Section 404 will require that we continue to incur substantial expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm notes or identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities, which would require additional financial and management resources.

Third-party claims that we are infringing intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be harmed.

The storage and networking industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past received and may in the future receive inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. For example, in 2011, we received two letters from Entorian Technologies, Inc. alleging that memory stacks included in our products infringe its U.S. Patent No. 5,420,751, or the ‘751 patent. Polystak, Inc. is our supplier of the accused memory stack component. On February 7, 2012, Entorian Technologies filed a lawsuit in the U.S. District Court for the District of Utah against our company. The complaint alleged that our products infringe the ‘751 patent, which expired in May 2012. On March 1, 2012, Polystak filed a lawsuit against Entorian Technologies in the U.S. District Court for the Northern District of California. The complaint alleges that the ‘751 patent is invalid, and that Polystak’s memory stacks do not infringe the ‘751 patent. On March 8, 2012, Entorian Technologies dismissed the lawsuit against us in Utah. On March 9, 2012, Entorian Technologies filed a counterclaim against Polystak and us in the Northern District of California lawsuit. The counterclaim alleges infringement of the ‘751 patent by Polystak and us and seeks damages, but it does not seek an injunction. On September 4, 2012, the Court stayed this lawsuit pending reexamination of the ‘751 patent by the U.S. Patent Office. Based on our preliminary investigation, we do not believe that our products infringe any valid or enforceable claim of the ‘751 patent. Polystak has agreed to indemnify and defend us with respect to these lawsuits. Nevertheless, the costs associated with any actual, pending, or threatened litigation could negatively impact our operating results regardless of the actual outcome.

In addition, on May 18, 2011, Internet Machines LLC filed a lawsuit in U.S. District Court for the Eastern District of Texas against our company and 20 other companies. The complaint alleges that our products infringe U.S. Patent Nos. 7,454,552; 7,421,532; 7,814,259; and 7,945,722. On August 26, 2011, Internet Machines MC LLC amended its prior complaint filed in U.S. District Court for the Eastern District of Texas against PLX Technology, Inc. to add our company and several other companies as defendants. This complaint alleges that our products infringe U.S. Patent No. 7,539,190. These complaints seek both damages and a permanent injunction against us. The specific infringement allegations appear to focus on a PCI switch component that, while used in some of our products, is manufactured by a third-party supplier. This third-party supplier was found to infringe U.S. Patent Nos. 7,454,552 and 7,421,532 by a jury in a prior case. The judge has stayed the lawsuits against us pending the entry of a final non-appealable judgment in the prior case between the third-party supplier and Internet Machines. The third-party supplier has agreed to indemnify and defend us with respect to these lawsuits. Based upon our preliminary investigation of the patents identified in the complaints, we do not believe that our products infringe any valid or enforceable claim of these patents. Nevertheless, the costs associated with any actual, pending, or threatened litigation could negatively impact our operating results regardless of the actual outcome.

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

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of October 31, 2012, we had 32 issued patents and 114 patent applications in the United States and 107 corresponding patent applications in foreign countries. We cannot assure you that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property.

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

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $19.00 per share at the IPO, our common stock has experienced an intra-day trading high of $41.74 per share and a low of $14.90 per share through September 30, 2012. Some of the factors affecting our volatility include:

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

As of October 31, 2012, our directors, executive officers, and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 37% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, could influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

During the three months ended September 30, 2011, we used approximately $17.6 million (net of cash acquired) of the net IPO proceeds to acquire IO Turbine. Since our IPO, we have used and will continue to use the remaining net IPO proceeds for working capital and general corporate purposes, including expansion of our sales organization, further development and expansion of our product offerings and possible acquisitions of, or investments in, businesses, technologies or other assets. We have broad discretion in the way we use the net proceeds. Pending use of the net proceeds as described above, we have invested and will continue to invest the net proceeds in U.S. government securities and short-term corporate securities such as money market funds. There has been no material change in the planned use of net IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June  9, 2011.

Part II. Item 3. Defaults Upon Senior Securities

None.

Part II. Item 4. Mine Safety Disclosures

Not applicable.

Part II. Item 5. Other Information

None.

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

10.15C	Third Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of September 11, 2012		8-K	001-35188	10.1	9/11/2012

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUSION-IO, INC.

Dated:	November 7, 2012	By:	/S/ DAVID A. FLYNN
David A. Flynn
Chief Executive Officer

Dated:	November 7, 2012	By:	/S/ DENNIS P. WOLF
Dennis P. Wolf
Chief Financial Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

10.15C	Third Amendment to Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of September 11, 2012		8-K	001-35188	10.1	9/11/2012

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.