Form 10-Q
period 2012-12-31
FUSION-IO, INC.
filed 2013-02-07
CIK 1383729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of shares of the registrant’s common stock, $0.0002 par value per share, outstanding as of February 1, 2013 was 96,592,568.

FUSION-IO, INC.

FORM 10-Q

-i-

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSION-IO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2012	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$321,239	$368,525
Accounts receivable, net of allowances of $953 and $1,780 as of June 30, 2012 and December 31, 2012, respectively	56,720	55,968
Inventories	59,457	74,185
Prepaid expenses and other current assets	9,224	9,614

Total current assets	446,640	508,292
Property and equipment, net	31,245	34,509
Intangible assets, net	8,164	6,852
Goodwill	54,777	54,777
Other assets	194	635

Total assets	$541,020	$605,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,765	$9,109
Accrued and other current liabilities	29,187	33,850
Deferred revenue	20,715	27,203

Total current liabilities	59,667	70,162
Deferred revenue, less current portion	8,154	10,927
Other liabilities	12,276	13,591
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	19	19
Additional paid-in capital	531,478	575,272
Accumulated other comprehensive loss	(15)	(12)
Accumulated deficit	(70,559)	(64,894)

Total stockholders’ equity	460,923	510,385

Total liabilities and stockholders’ equity	$541,020	$605,065

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Revenue	$84,131	$120,569	$158,516	$238,684
Cost of revenue	41,206	46,010	68,560	94,004

Gross profit	42,925	74,559	89,956	144,680
Operating expenses:
Sales and marketing	20,265	28,676	37,742	53,696
Research and development	13,479	22,427	24,631	43,995
General and administrative	13,228	16,562	26,965	31,646

Total operating expenses	46,972	67,665	89,338	129,337

(Loss) income from operations	(4,047)	6,894	618	15,343
Other income (expense):
Interest income	66	99	115	213
Interest expense	(44)	(18)	(90)	(48)
Other (expense) income, net	(663)	15	132	(14)

(Loss) income before income taxes	(4,688)	6,990	775	15,494
Income tax (expense) benefit	(1,021)	(5,258)	705	(9,829)

Net (loss) income	$(5,709)	$1,732	$1,480	$5,665

Net (loss) income per common share:
Basic	$(0.07)	$0.02	$0.02	$0.06
Diluted	$(0.07)	$0.02	$0.01	$0.05
Weighted-average number of shares:
Basic	84,961	95,838	83,485	95,030
Diluted	84,961	109,048	104,599	108,737

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Net (loss) income	$(5,709)	$1,732	$1,480	$5,665
Foreign currency translation adjustment	(12)	(21)	(39)	3

Comprehensive (loss) income	$(5,721)	$1,711	$1,441	$5,668

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended December 31,
	2011	2012
Operating activities:
Net income	$1,480	$5,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,710	6,763
Stock-based compensation	18,940	27,818
Excess tax benefit from stock-based awards	(1,845)	(9,393)
Deferred taxes	(2,782)	—
Other non-cash items	(70)	—
Changes in operating assets and liabilities:
Accounts receivable, net	17,010	752
Inventories	(29,350)	(14,728)
Prepaid expenses and other assets	(84)	(831)
Accounts payable	1,808	(656)
Accrued and other liabilities	3,877	14,241
Deferred revenue	3,925	9,261

Net cash provided by operating activities	16,619	38,892
Investing activities:
Business acquisition, net of cash acquired	(17,578)	—
Proceeds from the sale of property and equipment	1	—
Purchases of property and equipment	(10,307)	(8,712)

Net cash used in investing activities	(27,884)	(8,712)
Financing activities:
Repurchases of common stock	(1,067)	—
Repayment of capital lease obligations	(89)	—
Proceeds from exercises of stock options	2,562	6,136
Issuance of restricted stock awards and restricted stock units, net of repurchases	—	(1,877)
Proceeds from issuance of common stock, net of issuance costs	93,977	—
Proceeds from issuance of common stock under employee stock purchase plan	1,887	3,373
Excess tax benefit from stock option exercises	1,845	9,393

Net cash provided by financing activities	99,115	17,025
Effect of exchange rate changes on cash and cash equivalents	(76)	81

Net increase in cash and cash equivalents	87,774	47,286
Cash and cash equivalents at the beginning of period	219,604	321,239

Cash and cash equivalents at the end of period	$307,378	$368,525

See accompanying notes.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Fusion-io, Inc. (the “Company” or “Fusion-io”) provides an enterprise storage class memory platform, based on the Company’s ioMemory technology with VSL storage virtualization software, automated data-tiering and virtualization caching software, datacenter management software, ION Data Accelerator software, and storage memory programming software. The Company was originally incorporated in the state of Nevada in December 2005 and in June 2010 was reincorporated in the state of Delaware as Fusion-io, Inc. The Company sells its products and services through its global direct sales force, original equipment manufacturers (“OEMs”), and other channel partners.

Basis of Presentation

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive (loss) income, and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations, and cash flows. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013 or any other period.

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

Segment and Geographic Information

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded it operates in one business segment, which is the development, marketing, and sale of storage memory platforms. Substantially all of the Company’s revenue for all periods presented in the accompanying condensed consolidated statements of operations has been from sales of the ioDrive product lines and related customer support services. The Company’s headquarters and most of its operations are located in the United States; however, it conducts sales activities through sales offices in Europe and Asia. Revenue recognized from sales with a ship-to location outside of the United States was 30% and 45% of revenue for the three months ended December 31, 2011 and 2012, respectively, and 30% and 41% of revenue for the six months ended December 31, 2011 and 2012, respectively. Revenue recognized from sales to customers with a ship-to address in Sweden was 22% of revenue for the three months ended December 31, 2012 and 11% of revenue for the six months ended December 31, 2012, and revenue recognized from sales to customers with a ship-to address in Germany was 10% of revenue for the six months ended December 31, 2012. No other country outside of the United States accounted for 10% or more of revenue for all periods presented. Long-lived assets located outside of the United States were not material for all periods for which a condensed consolidated balance sheet is presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its significant estimates, including those related to revenue recognition, sales returns, accounting for business combinations and impairment of long-lived and intangible assets including goodwill, determination of fair value of stock options, valuation of inventory, product warranty, and income taxes. The Company also uses estimates in determining the useful lives of property and equipment and intangible assets and in its provisions for doubtful accounts. Actual results could differ from those estimates.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Significant Customers

Customers that accounted for 10% or more of the Company’s revenue represented 71% and 69% of revenue for the three months ended December 31, 2011 and 2012, respectively, and 74% and 70% of revenue for the six months ended December 31, 2011 and 2012, respectively. As a result of the concentration of the Company’s customers, and typically a small number of large purchases by these customers, revenue, gross margin, and operating results may fluctuate significantly from period to period.

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

The following table presents the changes in the product warranty liability (in thousands):

Total
Balance at June 30, 2012	$2,825
Warranty costs accrued	2,499
Warranty claims	(1,049)

Balance at December 31, 2012	$4,275

Warranty costs accrued includes amounts accrued for products at the time of shipment, adjustments for changes in estimated costs for warranties on products shipped in the period, and changes in estimated costs for warranties on products shipped in prior periods. It is not practicable to determine the amounts applicable to each of these components.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period, less weighted-average common shares subject to repurchase. Diluted net (loss) income per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on net income per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock subject to vesting provisions, common stock warrants, restricted stock awards, and restricted stock units. In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, less weighted-average common shares subject to repurchase, as any additional common shares would be anti-dilutive.

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Numerator:
Net (loss) income	$(5,709)	$1,732	$1,480	$5,665

Denominator:
Weighted-average common shares outstanding	85,322	95,997	83,778	95,168
Less weighted-average common shares outstanding subject to repurchase	(361)	(159)	(293)	(138)

Weighted-average shares, basic	84,961	95,838	83,485	95,030

Dilution due to stock options, common stock warrant, restricted stock awards and restricted stock units	—	13,210	21,114	13,707

Weighted-average shares, diluted	84,961	109,048	104,599	108,737

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net (loss) income per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Stock options	20,590	12,868	4,499	13,400
Common stock subject to repurchase	156	342	—	307
Warrant – common	37	—	—	—

Total	20,783	13,210	4,499	13,707

Recently Issued and Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new guidance which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive (loss) income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive (loss) income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued additional guidance, which indefinitely defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components. The Company adopted this guidance retrospectively in the first quarter of fiscal year 2013. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows as it related only to financial statement presentation.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$54,295	$—	$—	$54,295
Money market funds	266,944	—	—	266,944

Total cash and cash equivalents	$321,239	$—	$—	$321,239

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$101,389	$—	$—	$101,389
Money market funds	267,136	—	—	267,136

Total cash and cash equivalents	$368,525	$—	$—	$368,525

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2012
Raw materials	$20,263	$19,360
Work in progress	30,065	39,831
Finished goods	9,129	14,994

	$59,457	$74,185

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2012	December 31, 2012
Computer equipment	$14,904	$18,034
Software	4,076	5,045
Property and equipment	5,682	9,288
Furniture and fixtures	3,759	4,052
Leasehold improvements	12,520	13,360
Construction in progress	329	179

	41,270	49,958
Less accumulated depreciation and amortization	(10,025)	(15,449)

	$31,245	$34,509

Depreciation expense (including amortization of leasehold improvements) was $1,462,000 and $2,919,000 for the three months ended December 31, 2011 and 2012, respectively, and $2,690,000 and $5,450,000 for the six months ended December 31, 2011 and 2012, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2012
Accrued compensation	$19,034	$19,705
Accrued warranty expense	2,825	4,275
Accrued other liabilities	7,328	9,870

	$29,187	$33,850

Long-term Other Liabilities

Long-term other liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2012
Long-term deferred tax liability	$4,026	$4,026
Long-term deferred rent	8,250	9,565

	$12,276	$13,591

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company classifies its money market funds as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

The fair value of the Company’s money market funds was as follows (in thousands):

	Fair Value Measurements at June 30, 2012
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$266,944	$—	$—	$266,944

	Fair Value Measurements at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$267,136	$—	$—	$267,136

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate their fair values due to their short maturities.

4. Acquisitions

On August 11, 2011, the Company acquired 100% of the stock of IO Turbine, Inc. (“IO Turbine”) pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) dated August 4, 2011. IO Turbine was a provider of caching solutions for virtual environments, based in San Jose, California. Accordingly, the assets, liabilities, and operating results of IO Turbine are reflected in the Company’s condensed consolidated financial statements following the date of acquisition. The fair value of the aggregate purchase price was approximately $65,568,000, which consisted of (1) cash of approximately $21,199,000, (2) approximately $43,485,000 in common stock valued at $28.40 per share, the closing sale price of the Company’s common stock on the closing date of the acquisition, and (3) approximately $884,000 in assumed stock options attributable to pre-acquisition service. In addition, subsequent to the acquisition, the Company has been recognizing and will continue to recognize up to approximately $26,421,000 of stock-based compensation expense related to the fair value of assumed restricted stock awards (“RSAs”) and stock options, of which approximately $3,795,000 were expensed immediately in connection with the acceleration of vesting of certain restricted stock awards and the remainder will continue to be recognized over the underlying future service period of the assumed stock awards and stock options. At the time of acquisition, IO Turbine stockholders holding RSAs had the option to receive cash and/or shares of the Company’s common stock for their unvested RSAs based on a fixed value determined at the acquisition date. As a result, the Company: (1) issued approximately 414,000 shares of its common stock that remain subject to forfeiture based on the original vesting schedule applicable to such awards and (2) will pay up to approximately $4,631,000 in cash in accordance with the original vesting schedule applicable to such awards. Of this total cash amount, approximately $2,957,000 had been paid through December 31, 2012.

Operating expenses associated with IO Turbine were approximately $5,176,000 and $2,922,000 for the three months ended December 31, 2011 and 2012, respectively, and $11,619,000 and $5,978,000 for the six months ended December 31, 2011 and 2012, respectively. Stock-based compensation expense related to IO Turbine was approximately $2,788,000 and $2,224,000 for the three months ended December 31, 2011 and 2012, respectively, and $8,049,000 and $4,493,000 for the six months ended December 31, 2011 and 2012, respectively.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Revenue	$84,131	$120,569	$158,516	$238,684
Net (loss) income from operations	(4,047)	6,894	(3,635)	15,343
Net (loss) income	(5,709)	1,732	(2,775)	5,665
Net (loss) income per share, basic	$(0.07)	$0.02	$(0.03)	$0.06
Net (loss) income per share, diluted	$(0.07)	$0.02	$(0.03)	$0.05

The amounts in the table above do not include non-recurring expense of approximately $3,795,000 related to the acceleration of vesting on certain stock-based awards that was recorded by the Company as stock-based compensation expense in the six months ended December 31, 2011.

5. Goodwill and Intangible Assets

Changes in the carrying amount of Goodwill consist of the following (in thousands):

Total
Balance as of June 30, 2012	$54,777
Current period acquisitions	—

Balance as of December 31, 2012	$54,777

The Company’s goodwill is not deductible for income tax purposes.

The Company’s intangible assets and related accumulated amortization consisted of the following as of December 31, 2012 (in thousands):

	Weighted-Average Useful Life	Cost	Accumulated Amortization	Net
Developed technology	4 years	$10,500	$(3,648)	$6,852

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Amortization expense related to intangible assets was $656,000 for the three months ended December 31, 2011 and 2012, and $1,021,000 and $1,313,000 for the six months ended December 31, 2011 and 2012, respectively. Estimated amortization expense in future periods through fiscal year 2016 for intangible assets subject to amortization is as follows (in thousands):

Fiscal Year Ended June 30,	Total
Remaining 2013	1,313
2014	2,625
2015	2,625
2016	289

$6,852

6. Long-term Obligations

Loan and Security Agreement

The Company maintained a loan and security agreement (the “Revolving Line of Credit”) with a financial institution prior to its maturity on December 31, 2012. The Revolving Line of Credit allowed the Company to borrow up to a limit of $25,000,000, including the issuance of letters of credit. Borrowings under the Revolving Line of Credit would have accrued interest at a per annum rate equal to, at the Company’s option, a floating per annum rate equal to the prime rate as published in the Wall Street Journal, or the LIBOR rate (based on 1, 2, 3 or 6-month interest periods) plus a margin equal to two percent (2.00%) per annum. The quarterly unused commitment fee was equal to one-quarter of one percent (0.25%) per annum of the difference between the $25,000,000 loan commitment and the average daily balance of borrowings outstanding on the last day of each quarter. Under the terms of the Revolving Line of Credit, the Company was required to maintain the following minimum financial covenants on a consolidated basis:

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

During the three and six months ended December 31, 2012, there were no borrowings against the Revolving Line of Credit and the Company was in compliance with all covenants.

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

The components of the Company income tax expense or benefit include state income taxes, foreign income taxes, U.S. federal alternative minimum tax, and effects of stock-based awards. Income tax expense was $1,021,000 and $5,258,000 for the three months ended December 31, 2011 and 2012, respectively, or 22% and 75% of (loss) income before income taxes, respectively. Income tax benefit was $705,000 and income tax expense was $9,829,000 for the six months ended December 31, 2011 and 2012, respectively, or a benefit of 91% and an expense of 63% of income before income taxes, respectively. The Company’s effective tax rate for the three and six months ended December 31, 2012 is higher when compared to the same periods in the prior year primarily due to the income tax benefit recorded in the prior year as a result of a valuation allowance reversal related to deferred tax liabilities generated from the acquisition of IO Turbine. In addition, the prior year taxable income was substantially offset by net operating losses which are no longer available in the current year. The effective tax rate for the three and six months ended December 31, 2012 differs from the U.S. federal statutory rate of 35% primarily due to the Company’s full valuation allowance against its net deferred tax assets and the tax effect of stock-based awards.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state or foreign tax returns are not currently under examination.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company is subject to income taxes in various U.S. and foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. During the six months ended December 31, 2012, the aggregate change in the total gross amount of unrecognized tax benefits was as follows (in thousands):

Total
Balance at June 30, 2012	$2,709
Decrease of unrecognized tax benefits taken in prior years	(39)
Increase in unrecognized tax benefits related to current year	546

Balance at December 31, 2012	$3,216

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $792,000. The Company does not anticipate any significant change of its uncertain tax positions within fiscal year 2013, and the Company does not anticipate any events which could cause a change to these uncertainties.

As of December 31, 2012, the Company had federal net operating loss carryforwards of $206,319,000, of which $203,183,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. As of December 31, 2012, the Company had state net operating loss carryforwards of $176,090,000, of which $171,169,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. Additionally, the Company had federal research and development tax credit carryforwards of $2,543,000, of which $2,492,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. The Company had state research and development tax credit carryforwards of $2,538,000, of which $537,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. In the future, the Company intends to utilize any carryforwards available to reduce its tax payments.

The Company recorded directly to equity a tax benefit of $5,008,000 and $9,393,000 for the three and six months ended December 31, 2012, respectively, related to certain tax deductions for stock-based awards.

8. Stockholders’ Equity

Equity Incentive Plans

On July 1, 2012, the number of authorized shares of common stock available for issuance under the 2011 Equity Incentive Plan (the “2011 Plan”) was increased by 4,681,423 shares in accordance with the provisions of the 2011 Plan. At December 31, 2012, a total of 11,177,117 shares of common stock were available for grant under the 2011 Plan.

Stock option activity for all the Equity Incentive Plans for the six months ended December 31, 2012 was as follows:

	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding as of June 30, 2012	19,885,406	$5.21
Granted	685,050	28.86
Exercised	(2,543,491)	2.41
Canceled	(69,476)	18.76

Outstanding as of December 31, 2012	17,957,489	$6.46	7.63	$295,759

Vested and expected to vest as of December 31, 2012	16,533,621	$6.09	7.58	$278,464

Vested and exercisable as of December 31, 2012	7,884,362	$4.21	7.16	$147,573

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(1)	The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of December 31, 2012.

Employee Stock Options

Additional per share information related to stock options granted to employees was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Weighted-average grant date fair value – granted	$17.00	$—	$12.31	$15.35
Weighted-average grant date fair value – assumed in connection with the acquisition of IO Turbine	—	—	27.31	—
Weighted-average grant date fair value – forfeited	10.59	18.43	10.40	18.12

The aggregate intrinsic value of stock options exercised was $88,794,000 and $19,305,000 for the three months ended December 31, 2011 and 2012, respectively, and $90,880,000 and $60,881,000 for the six months ended December 31, 2011 and 2012, respectively, which reflected the difference between the exercise prices of the underlying stock option awards and the fair value of the Company’s common stock on the date of exercise.

The Company recorded stock-based compensation expense related to employee stock options of $4,522,000 and $5,079,000 for the three months ended December 31, 2011 and 2012, respectively, and $6,965,000 and $10,172,000 for the six months ended December 31, 2011 and 2012, respectively. As of December 31, 2012, there was $46,115,000 of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 2.7 years.

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

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to employee stock options:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Expected volatility	59.6–60.2%	—	59.1–60.2%	61.4–63.1%
Expected term (in years)	5.5–6.1	—	5.2–6.6	4.5–5.4
Risk-free interest rate	1.0–1.3%	—	1.0–2.0%	0.6–0.7%
Expected dividends	—	—	—	—

Non-employee Stock Options

The Company from time to time grants options to purchase common stock to non-employees for advisory and consulting services. The Company estimates the fair value of these stock options using the Black-Scholes-Merton option pricing formula at each balance sheet date and records expense ratably over the vesting period of each stock option award. The Company recorded stock-based compensation expense related to these non-employee stock options of $2,231,000 and $1,772,000 for the three months ended December 31, 2011 and 2012, respectively, and $3,974,000 and $4,520,000 for the six months ended December 31, 2011 and 2012, respectively.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to non-employee stock options:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Expected volatility	59.6–61.3%	60.5–60.9%	59.6–61.9%	60.5–61.8%
Expected term (in years)	6.8–9.4	5.8–8.4	6.8–9.7	5.8–8.7
Risk-free interest rate	1.9–2.2%	1.4–1.8%	1.9–2.4%	1.3–1.8%
Expected dividends	—	—	—	—

Restricted Stock Units and Restricted Stock Awards

The following table summarizes activity during the six months ended December 31, 2012 related to restricted stock units (“RSUs”) and RSAs:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested RSUs and RSAs at June 30, 2012	1,957,566	$24.17
Granted	1,129,130	26.53
Vested	(321,337)	24.29
Forfeited	(4,965)	28.40
Cancelled	(37,396)	28.61

Unvested RSUs and RSAs at December 31, 2012	2,722,998	$25.11

The Company recorded stock-based compensation expense related to RSUs and RSAs of $2,892,000 and $6,362,000 for the three months ended December 31, 2011 and 2012, respectively, and $8,162,000 and $11,706,000 for the six months ended December 31, 2011 and 2012, respectively. Of the stock-based compensation expense recognized during the six months ended December 31, 2011, approximately $3,795,000 was due to accelerated vesting of certain RSAs assumed in connection with the IO Turbine acquisition, of which $793,000 related to awards that were settled in cash at the time of acquisition. At December 31, 2012, there was $61,023,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 3.2 years.

Repurchases of Vested Restricted Stock Units

The Company is required to withhold minimum statutory taxes related to the vesting of RSUs, including the forfeiting of a portion of the newly vested award that has a current value equal to the withholding obligation. The Company is then required to remit the amount of taxes owed by the employee to the appropriate taxing authority. As a result of such forfeitures, during the six months ended December 31, 2012, the Company effectively repurchased a total of 79,137 shares of common stock related to employee tax withholding obligations. The Company has recorded $1,877,000 as a financing activity for these forfeitures in the condensed consolidated statement of cash flows for the six months ended December 31, 2012. There were no repurchases of vested restricted stock units during the six months ended December 31, 2011.

Employee Stock Purchase Plan

The Company recorded stock-based compensation expense related to its 2011 Employee Stock Purchase Plan (“ESPP”) of $312,000 and $716,000 for the three months ended December 31, 2011 and 2012, respectively, and $632,000 and $1,420,000 for the six months ended December 31, 2011 and 2012, respectively. On July 1, 2012, the number of authorized shares available for issuance under the ESPP was increased by 936,284 shares in accordance with the provisions of the ESPP. During the six months ended December 31, 2012, the Company issued 158,241 shares of common stock under the ESPP. At December 31, 2012, a total of 1,129,105 shares of common stock were reserved for future issuance under the ESPP.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Stock-based Compensation Expense

Total stock-based compensation expense was classified as follows in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Cost of revenue	$50	$19	$77	$128
Sales and marketing	1,464	2,501	2,567	4,635
Research and development	1,669	4,582	3,288	9,009
General and administrative	6,774	6,827	13,801	14,046

Total stock-based compensation	$9,957	$13,929	$19,733	$27,818

9. Commitments and Contingencies

Letters of Credit

As of June 30, 2012 and December 31, 2012, the Company had a total of $3,183,000 in letters of credit outstanding with a financial institution. These outstanding letters of credit were issued for purposes of securing the Company’s obligations under facility leases prior to December 31, 2012. Subsequent to December 31, 2012, the letters of credit were collateralized by the Company’s cash.

Leases

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Fiscal Year Ended June 30,	Operating Leases
Remaining 2013	$3,077
2014	5,745
2015	6,229
2016	6,374
2017	6,454
Thereafter	25,576

Total	$53,455

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

Rent expense was $1,161,000 and $1,729,000 for the three months ended December 31, 2011 and 2012, respectively, and $2,143,000 and $3,469,000 for the six months ended December 31, 2011 and 2012, respectively.

Purchase Commitments

In May 2012, the Company entered into a minimum purchase commitment for raw materials inventory that ends in June 2013 and provides for a termination fee based on a percentage of the amount of raw materials inventory not taken under the commitment. In November 2012, the Company amended the minimum purchase commitment to purchase additional raw material inventory. As of December 31, 2012, approximately $20,233,000 remained outstanding under this commitment.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2012 and December 31, 2012.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

On September 7, 2011, Solid State Storage Solutions, Inc. filed a lawsuit in U.S. District Court for the Eastern District of Texas against the Company and eight other companies. The complaint alleges that the Company’s products infringe U.S. Patent Nos. 6,701,471; 7,234,087; 7,721,165; 6,370,059; 7,366,016; 7,746,697; 7,616,485; 6,341,085; 6,567,334; 6,347,051; 7,064,995; and 7,327,624. The complaint seeks both damages and a permanent injunction against the Company. Based on the Company’s preliminary investigation of the patents identified in the complaint, the Company does not believe that its products infringe any valid or enforceable claim of these patents. On January 3, 2013, the Court stayed the case pending resolution of the Company’s motion to transfer the lawsuit to Utah. On January 18, 2013, the Court denied the Company’s transfer motion and lifted the stay. The Company intends to appeal the denial of transfer. The Court rescheduled the patent claim construction hearing for March 6, 2013. The Court previously set a schedule calling for a trial commencing on July 1, 2013.

No amount has been accrued or disclosed as of December 31, 2012, as the Company has determined that an unfavorable resolution is either not currently probable or that an amount or relevant range of a possible loss is not reasonably estimable. However, litigation is inherently unpredictable and it is possible that a loss may occur related to the aforementioned lawsuit. Any unfavorable resolution of any of these matters could materially affect the Company’s consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements include, but are not limited to, statements concerning our possible or assumed future results of operations, business strategies, financing plans, technological leadership, market opportunity, expectations regarding product acceptance, ability to innovate new products and bring them to market in a timely manner, ability to successfully increase sales of our software offerings as part of our overall sales strategy, expectations concerning our technologies, products and solutions, including our ioMemory platform, our recently introduced ION Data Accelerator software, our ioTurbine virtualization caching software, our directCache data-tiering caching software, and our storage memory programming software, competitive position and the effects of competition, industry environment, potential growth opportunities, ability to expand internationally, the impact of quarterly fluctuations of revenue and operating results, changes to and expectations concerning gross margin, expectations concerning relationships with third parties, including channel partners, key customers and original equipment manufacturers, or OEMs, expectations regarding future revenues from our customers, levels of capital expenditures, future capital requirements and availability to fund operations and growth, the adequacy of facilities, impact of the acquisition of IO Turbine, Inc., the adequacy of our intellectual property rights, expectations concerning pending legal proceedings and related costs, the sufficiency of our issued patents and patent applications to protect our intellectual property rights, the effects of a natural disaster on us or our suppliers, our ability to resell inventory that we cannot use in our products due to obsolescence, our ability to grow our sales through OEMs and other channel partners and maintaining our relationships with those channel partners, including the timely qualification of our products for promotion and sale through those channels, particularly OEMs, OEM’s continuing to design our products into their products, the importance of software innovation, and volatility regarding our provision for income taxes. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

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

Overview

We provide traditional enterprise, high-volume hyperscale datacenter, and workstation solutions that accelerate databases, virtualization, cloud computing, big data, information systems, and the applications that help drive business from the smallest e-tailers to some of the world’s largest data centers, social media leaders, and Fortune Global 500 businesses. Our integrated hardware and software platform enables the acceleration of data away from legacy architectures and specialized hardware. This core technology leverages flash memory to significantly increase datacenter and computer-based information system efficiency, with enterprise grade performance, reliability, availability, and manageability.

We were incorporated in December 2005, and we initially focused on the engineering and development of our platform. We have experienced significant growth with revenue increasing from $158.5 million in the six months ended December 31, 2011 to $238.7 million in the six months ended December 31, 2012. Our headcount increased from 554 employees as of December 31, 2011 to 803 employees as of December 31, 2012.

We sell our products through our global direct sales force, OEMs, including Cisco, Dell, HP, and IBM, and other channel partners. Some of our OEMs and channel partners integrate our platform into their own proprietary product offerings. Our primary sales office is located in San Jose, California, and we also have additional sales presence in North America, Europe, and Asia.

Large purchases by a limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Sales to our 10 largest customers, including the applicable OEMs, accounted for 95% and 89% of revenue during the three months ended December 31, 2011 and 2012, respectively, and 93% and 89% of revenue during the six months ended December 31, 2011 and 2012, respectively. Our direct customer Facebook, Apple, through a reseller, and our OEM customer HP each accounted for 43%, 14%, and 14% of our revenue, respectively, during the three months ended December 31, 2011, 34%, 16%, and 19% of our revenue, respectively, during the three months ended December 31, 2012, 27%, 29%, and 18% of our revenue, respectively, during the six months ended December 31, 2011, and 31%, 22%, and 17% of our revenue, respectively, during the six months ended December 31, 2012. We expect that revenue from sales to certain key customers will decline significantly for the three months ending March 31, 2013, and the six months ending June 30, 2013, as they complete their planned deployments. As a result of our revenue concentrations, our quarterly revenue and operating results are likely to fluctuate in the future and will be difficult to estimate. We expect that sales to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future.

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

We believe that extending our platform differentiation through software innovation will be critical to achieving broader market acceptance and to maintaining or increasing our gross margins. In this regard, our ioTurbine virtualization software, directCache data-tiering software, ION Data Accelerator software, ioSphere platform management software, and storage memory programming software allowing Integrated Software Vendors to develop, integrate, and add significant value to applications using our platforms and we intend to continue adding software functionality to differentiate our products. The next generation VSL 3.0 virtualization software and hardware platform is in full production. We continue to devote the majority of our research and development resources to software development, and if we are unable to successfully develop or acquire, and then market and sell additional software functionality, our ability to increase our revenue and gross margins could be adversely affected.

Our ioMemory technology forms the basis of our hardware offering and is designed as a portfolio of upgradeable design modules, enabling faster time-to-market and increased extensibility, and it provides server-based storage class memory, low access latency, field upgradeability, deep error correction, self-healing protection and native PCI Express connectivity. Our second generation ioMemory technology supports the latest NAND geometries, significantly increases performance and capacity, improves reliability while retaining the ability to build storage systems of varying capacity, performance, and form factors. At the heart of the ioMemory technology is our proprietary field programmable data-path controller. It connects a large array of non-volatile memory chips natively to the server’s PCI-Express 1.0 or 2.0 peripheral bus, and addresses the reliability issues of non-volatile memory with our Adaptive Flashback Protection advanced chip-level fault tolerance technology, which is capable of restoring, correcting, and resurrecting lost data in the Flash-based storage sub-system.

Our portfolio of storage class memory products incorporates our ioMemory based hardware subsystems and related VSL and caching software into our family of ioDrive, ioDrive2, ioScale, ioCache, and ioFX enterprise grade products. Our ioDrive, ioDrive2, ioScale, ioCache, and ioFX products work in conjunction or are integrated with our ioTurbine virtualization caching software, directCache data-tiering software, and ION Data Accelerator software. Our recently introduced ioScale product is derived from our ioMemory platform and is specifically designed for the unique needs of the high-volume hyperscale market.

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

Components of Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our storage class memory products and support services. We sell our storage class memory platforms and software through our global direct sales force, OEMs, and other channel partners. We provide our support services pursuant to support contracts, which involve hardware support, software support, and software upgrades on a when-and-if available basis for a period of one to five years. We recorded revenue from support services of $3.0 million and $9.0 million for the three months ended December 31, 2011 and 2012, respectively, and $5.1 million and $16.5 million for the six months ended December 31, 2011 and 2012, respectively. For the periods presented, our software revenue was not significant to our condensed consolidated statements of operations.

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

Other income (expense), net

Other income (expense), net consists of changes in the fair value of a derivative related to a repurchase of our common stock, interest expense, interest income, and transactional foreign currency gains and losses.

Trends in Our Business

Gross Margin

Our gross margin will vary due to product mix, customer demand, and opportunities to drive market adoption.

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

General and Administrative

While we expect personnel costs, including stock-based compensation expense, to be the primary component of general and administrative expenses, we also expect to continue to incur significant legal and accounting costs related to compliance with rules and regulations applicable to public companies. We expect that general and administrative expenses will continue to increase in absolute dollars and as a percentage of revenue primarily due to general growth of the business, infrastructure costs to support our international growth, and in legal costs related to intellectual property.

Results of Operations

Revenue

The following table presents our revenue for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2011	2012	$	%	2011	2012	$	%
Revenue	$84,131	$120,569	$36,438	43%	$158,516	$238,684	$80,168	51%

Revenue increased $36.4 million from the three months ended December 31, 2011 to the three months ended December 31, 2012, and increased $80.2 million from the six months ended December 31, 2011 to the six months ended December 31, 2012 primarily due to the increase in the overall volume of our products shipped.

Revenue from the 10 largest customers, including the applicable OEMs, for the periods presented was 95% and 89% of revenue during the three months ended December 31, 2011 and 2012, respectively, and 93% and 89% of revenue during the six months ended December 31, 2011 and 2012, respectively. Our direct customer Facebook, Apple, through a reseller, and our OEM customer HP each accounted for 43%, 14%, and 14% of our revenue, respectively, during the three months ended December 31, 2011, 34%, 16%, and 19% of our revenue, respectively, during the three months ended December 31, 2012, 27%, 29%, and 18% of our revenue, respectively, during the six months ended December 31, 2011, and 31%, 22%, and 17% of our revenue, respectively, during the six months ended December 31, 2012. No other customer accounted for 10% or more of revenue in the periods presented. Revenue from customers with a ship-to location in the United States accounted for 70% and 55% of revenue during the three months ended December 31, 2011 and 2012, respectively, and 70% and 59% of revenue during the six months ended December 31, 2011 and 2012, respectively.

Cost of Revenue and Gross Margin

The following table presents our cost of revenue, gross profit and gross margin for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2011	2012	$	%	2011	2012	$	%
Cost of revenue	$41,206	$46,010	$4,804	12%	$68,560	$94,004	$25,444	37%
Gross profit	42,925	74,559	31,634	74%	89,956	144,680	54,724	61%
Gross margin	51%	62%			57%	61%

Cost of revenue increased $4.8 million and gross profit increased $31.6 million from the three months ended December 31, 2011 compared to the three months ended December 31, 2012, and cost of revenue increased $25.4 million and gross profit increased $54.7 million from the six months ended December 31, 2011 compared to the six months ended December 31, 2012. These changes were primarily due to the increase in the volume of our products shipped. Additionally, headcount increased from December 31, 2011 to December 31, 2012. Gross margin increased period over period due to lower raw material costs and product mix.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2011	2012	$	%	2011	2012	$	%
Sales and marketing	$20,265	$28,676	$8,411	42%	$37,742	$53,696	$15,954	42%

Sales and marketing expenses increased $8.4 million from the three months ended December 31, 2011 compared to the three months ended December 31, 2012, primarily due to an increase in sales and marketing personnel, as we hired additional employees to focus on acquiring new customers and expanding our business. This increase in headcount resulted in a $6.2 million increase in personnel-related costs, including a $1.9 million increase in sales commissions. The increase was also due to a $1.6 million increase in product demonstration expenses.

Sales and marketing expenses increased $16.0 million from the six months ended December 31, 2011 compared to the six months ended December 31, 2012, primarily due to an increase in sales and marketing personnel, as we hired additional employees to focus on acquiring new customers and expanding our business. This increase in headcount resulted in an $11.4 million increase in personnel-related costs, including a $3.0 million increase in sales commissions. The increase was also due to a $2.3 million increase in product demonstration expenses.

Research and Development

The following table presents our research and development expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2011	2012	$	%	2011	2012	$	%
Research and development	$13,479	$22,427	$8,948	66%	$24,631	$43,995	$19,364	79%

Research and development expenses increased $8.9 million from the three months ended December 31, 2011 compared to the three months ended December 31, 2012, primarily due to an increase in research and development personnel, resulting in an $8.4 million increase in personnel-related costs. The increase was also due to a $0.8 million increase in contract labor and consulting services.

Research and development expenses increased $19.4 million from the six months ended December 31, 2011 compared to the six months ended December 31, 2012, primarily due to an increase in research and development personnel, resulting in a $16.7 million increase in personnel-related costs. The increase was also due to a $1.4 million increase in contract labor and consulting services, and a $1.3 million increase in depreciation and amortization expense.

General and Administrative

The following table presents our general and administrative expenses for the periods indicated and related changes as to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2011	2012	$	%	2011	2012	$	%
General and administrative	$13,228	$16,562	$3,334	25%	$26,965	$31,646	$4,681	17%

General and administrative expenses increased $3.3 million from the three months ended December 31, 2011 compared to the three months ended December 31, 2012, primarily due to a $1.0 million increase in legal expenses and a $0.8 million increase in depreciation and amortization expense.

General and administrative expenses increased $4.7 million from the six months ended December 31, 2011 compared to the three months ended December 31, 2012, primarily due to an increase in general and administrative personnel, resulting in a $1.6 million increase in personnel-related costs. The increase was also due to a $1.5 million increase in depreciation and amortization expense and a $0.9 million increase in legal expenses.

Other (Expense) Income, net

The following table presents our net other income (expense) for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2011	2012	$	%	2011	2012	$	%
Other (expense) income, net	$(641)	$96	$737	115%	$157	$151	$(6)	(4)%

Other (expense) income, net changed by $0.7 million from the three months ended December 31, 2011 compared to the three months ended December 31, 2012, primarily due to $0.7 million in other expense due to changes in the fair value of a common stock repurchase derivative liability for the three months ended December 31, 2011, which liability was paid in full in December 2012.

Other (expense) income, net changed by less than $0.1 million from the six months ended December 31, 2011 compared to the six months ended December 31, 2012, primarily due to the net change in the fair value of a common stock repurchase derivative liability for the six months ended December 31, 2011, which liability was paid in full in December 2012.

Income Tax (Expense) Benefit

The following table presents our income tax (expense) benefit for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2011	2012	$	%	2011	2012	$	%
Income tax (expense) benefit	$(1,021)	$(5,258)	$(4,237)	(415)%	$705	$(9,829)	$(10,534)	(1,494)%

Income tax (expense) benefit changed by $4.2 million from the three months ended December 31, 2011 compared to the three months ended December 31, 2012, primarily due to the fact that the prior year taxable income was substantially offset by net operating losses which are no longer available in the current year. The provision for income taxes for the three months ended December 31, 2012 was comprised of U.S. federal and state income taxes as well as foreign income taxes.

Income tax (expense) benefit changed by $10.5 million from the six months ended December 31, 2011 compared to the six months ended December 31, 2012, primarily due to the income tax benefit recorded in the prior year as a result of a valuation allowance reversal related to deferred tax liabilities generated from the acquisition of IO Turbine. In addition, the prior year taxable income was substantially offset by net operating losses which are no longer available in the current year. The provision for income taxes for the six months ended December 31, 2012 was comprised of foreign income taxes as well as U.S. federal and state income taxes.

Financial Position, Liquidity and Capital Resources

Primary Sources of Liquidity

As of December 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents of $368.5 million and net accounts receivable of $56.0 million. In June 2011, we completed an initial public offering of our common stock, or IPO, in which we issued and sold 12,600,607 shares and received net proceeds of approximately $218.9 million. In November 2011, we completed a follow-on public offering of our common stock in which we issued and sold 3,000,000 shares and received net proceeds of approximately $94.0 million. We had working capital of $438.1 million as of December 31, 2012.

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

Historically, our primary sources of liquidity have been from customer payments for our products and services, the issuance of common and convertible preferred stock and convertible notes, and proceeds from a revolving line of credit. The revolving line of credit matured on December 31, 2012.

Cash Flow Analysis

	Six Months Ended December 31,
	2011	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$16,619	$38,892
Investing activities	(27,884)	(8,712)
Financing activities	99,115	17,025

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases, and payments for operating expenses.

Our net cash provided by operating activities for the six months ended December 31, 2011 and 2012 was $16.6 million and $38.9 million, respectively. During these periods, cash collected from our customers exceeded our operating cash outflows, which consisted primarily of purchases of inventory and personnel-related costs.

Investing Activities

Cash flows from investing activities primarily relate to purchases of computer equipment, leasehold improvements, and property and equipment to support our growth. Investing activities also include cash used for business acquisitions.

During the six months ended December 31, 2011, our net cash used in investing activities was $27.9 million and was primarily due to $17.6 million of cash paid for the acquisition of IO Turbine, net of cash acquired, and $10.3 million of purchases of property and equipment.

During the six months ended December 31, 2012, our net cash used in investing activities was $8.7 million for purchases of property and equipment.

Financing Activities

Cash flows from financing activities primarily include net proceeds from our employee stock purchase plan, issuance of common stock, and exercise of stock options.

We generated $99.1 million of net cash from financing activities for the six months ended December 31, 2011, primarily due to $94.0 million in net proceeds from the issuance of common stock through our follow-on offering, $4.4 million in net proceeds from our employee stock purchase plan and exercise of stock options, and $1.8 million from a tax benefit from the exercise of stock options, all offset by the payout of the common stock repurchase derivative liability of $1.1 million.

We generated $17.0 million of net cash from financing activities for the six months ended December 31, 2012, primarily due to net proceeds of $9.5 million from the exercise of stock options and our employee stock purchase plan, and a $9.4 million tax benefit from the exercise of stock options, all offset by $1.9 million in net issuance of restricted stock awards and restricted stock units, net of repurchases.

Revolving Line of Credit

We maintained a loan and security agreement, or the revolving line of credit, with a financial institution prior to its maturity on December 31, 2012. The revolving line of credit allowed us to borrow up to a limit of $25,000,000, including the issuance of letters of credit. Borrowings under the revolving line of credit would have accrued interest at a per annum rate equal to, at our option, a floating per annum rate equal to the prime rate as published in the Wall Street Journal, or the LIBOR rate (based on 1, 2, 3 or 6-month interest periods) plus a margin equal to two percent (2.00%) per annum. The quarterly unused commitment fee was equal to one-quarter of one percent (0.25%) per annum of the difference between the $25,000,000 loan commitment and the average daily balance of borrowings outstanding on the last day of each quarter. Under the terms of the revolving line of credit, we were required to maintain the following minimum financial covenants on a consolidated basis:

•	A ratio of current assets to current liabilities plus, without duplication, any of our obligations to the financial institution, of at least 1.25 to 1.00.

•

A tangible net worth of at least $25,000,000, plus 25% of the net proceeds we received from the sale or issuance of our equity or subordinated debt, such increase to be measured as of the last day of the quarter in which we received such proceeds.

During the three and six months ended December 31, 2012, there were no borrowings against the revolving line of credit and we were in compliance with all covenants.

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

We believe that our cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Although we are not currently a party to any material agreement or letter of intent regarding potential investments in, or acquisitions of, complementary businesses, applications, or technologies, we may enter into these types of arrangements, which could require us to seek additional equity or debt financing. If required, additional financing may not be available on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and these securities might have rights, preferences, and privileges senior to those of our current stockholders. We cannot assure you that additional financing will be available or that, if available, such financing can be obtained on terms favorable to our stockholders and us.

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

Contractual Obligations and Material Commitments

In May 2012, we entered into a minimum purchase commitment for raw materials inventory that ends in June 2013 and provides for a termination fee based on a percentage of the amount of raw materials inventory not taken under the commitment. In November 2012, we amended the minimum purchase commitment to purchase additional raw material inventory. As of December 31, 2012, approximately $20.2 million remained outstanding under this commitment.

Indemnification

We have agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that provides corporate reimbursement coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2012 and December 31, 2012.

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

Income Taxes

Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. Historically, the effective tax rate has been volatile and difficult to forecast due to the valuation allowance against our deferred tax assets, stock-based compensation, our ability to use tax credits and other adjustments. We expect this volatility to continue in our effective tax rate.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. Considering our recent positive evidence, we may release all or a portion of our valuation allowance during fiscal 2013. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is made.

On January 2, 2013, the federal research and development tax credit was reinstated retroactive to January 1, 2012. As the legislation was enacted after December 31, 2012, we have not included the impact of the credit in the financial statements for the period ended December 31, 2012. We anticipate that the effective tax rate reported for the period ending March 31, 2013 will include the credit earned for the period January 1, 2012 through March 31, 2013.

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

Segments

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. We have concluded that we operate in one business segment, which is the development, marketing and sale of storage class memory products. Substantially all of our revenue for all periods presented in the accompanying condensed consolidated statements of operations has been from sales of the ioDrive product lines and related customer support services.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. Although our international operations are currently immaterial compared to our operations in the United States, we expect to continue to expand our international operations which will increase our potential exposure to fluctuations in foreign currencies. Our exposures are to fluctuations in exchange rates primarily for the U.S. dollar versus the euro and the British pound. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. As of December 31, 2012, we had approximately $1.7 million of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses. Through December 31, 2012, all of our sales were billed in U.S. dollars and therefore not subject to direct foreign currency risk.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2013, we implemented a new stock-based compensation accounting system. During fiscal 2013 we plan to continue to enhance our enterprise resource planning system and continue to enhance our system of internal control over financial reporting. These items have not had an adverse impact on our business. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 7, 2011, Solid State Storage Solutions, Inc., or S4, filed a lawsuit in U.S. District Court for the Eastern District of Texas against our company and eight other companies. The complaint alleges that our products infringe U.S. Patent Nos. 6,701,471; 7,234,087; 7,721,165; 6,370,059; 7,366,016; 7,746,697; 7,616,485; 6,341,085; 6,567,334; 6,347,051; 7,064,995; and 7,327,624. The complaint seeks both damages and a permanent injunction against us. The specific infringement allegations appear to focus on storage controllers for flash memory and in particular to storage address mapping, I/O buffering, wear leveling, and reducing read latency in relation to interfacing with flash storage media. On January 3, 2013, the Court stayed the case pending resolution of our motion to transfer the lawsuit to Utah. On January 18, 2013, the Court denied our transfer motion and lifted the stay. We intend to appeal the denial of transfer. The Court rescheduled the patent claim construction hearing for March 6, 2013. The Court previously set a schedule calling for a trial commencing on July 1, 2013.

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

We were founded in December 2005 and sold our first products in April 2007. The majority of our revenue growth has occurred since December 31, 2009. We continue to innovate and develop enterprise data acceleration solutions. For example, we recently released our ioScale product line, our ION Data Accelerator software, and extensions to our virtualization and automated data-tiering caching software. In addition, our current management team has only been working together for a relatively short period of time. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described herein. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.

Our revenue growth rate in recent periods is not expected to recur in the near term and may not be indicative of our future performance.

You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, in future periods, our revenue could decline, and we expect our revenue to decline significantly in the three months ending March 31, 2013 compared to the three months ended December 31, 2012. We do not expect to achieve similar percentage revenue growth rates in future periods. We have experienced in the past, and continue to expect to experience, substantial concentrated purchases by customers to complete or upgrade large-scale datacenter deployments. Our revenue in any particular quarterly period could be disproportionately affected if this trend continues. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

We have experienced rapid growth in recent periods and we may not be able to sustain or manage any future growth effectively.

We have significantly expanded our overall business, customer base, headcount, and operations, and we anticipate that we will continue to grow our business. For example, from December 31, 2011 to December 31, 2012, our headcount increased from 554 to 803 employees, representing an increase of 249 employees. Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth.

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

We expect that our future growth will continue to place a significant strain on our managerial, administrative, operational, financial, and other resources. We will incur costs associated with this future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect or may be nonexistent. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products or enhancements to existing products, and we may fail to satisfy end-users’ requirements, maintain product quality, execute on our business plan or respond to competitive pressures, each of which could adversely affect our business and operating results.

We expect large and concentrated purchases by a limited number of customers to continue to represent a substantial majority of our revenue, and any loss or delay of expected purchases could adversely affect our operating results.

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Sales to the 10 largest customers, including the applicable OEMs, for the periods presented was 95% and 89% of revenue during the three months ended December 31, 2011 and 2012, respectively, and 93% and 89% of revenue during the six months ended December 31, 2011 and 2012, respectively. Our direct customer Facebook, Apple, through a reseller, and our OEM customer HP each accounted for 43%, 14%, and 14% of our revenue, respectively, during the three months ended December 31, 2011, 34%, 16%, and 19% of our revenue, respectively, during the three months ended December 31, 2012, 27%, 29%, and 18% of our revenue, respectively, during the six months ended December 31, 2011, and 31%, 22%, and 17% of our revenue, respectively, during the six months ended December 31, 2012. We expect that revenue from sales to certain key customers will decline significantly for the three months ending March 31, 2013, and the six months ending June 30, 2013, as they complete their planned deployments. As a result of our revenue concentrations, our quarterly revenue and operating results are likely to fluctuate in the future and will be difficult to estimate.

As a consequence of our limited number of customers and the concentrated nature of their purchases, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to estimate. For example, any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially impact our revenue and operating results in any quarterly period. Additionally, our revenue and operating results could be adversely affected if any of these larger customers purchase our competitors’ products instead of purchasing our products. We cannot provide any assurance that we will be able to sustain or increase our revenue from our larger customers or that we will be able to offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future, but that competition for these sales will increase. The loss of, or a significant delay or reduction in purchases by or change in the purchasing patterns of, a small number of customers could materially harm our business and operating results.

Our gross margins are impacted by a variety of factors, are subject to variation from period to period and are difficult to predict.

Our gross margins fluctuate from period to period due primarily to product costs, customer mix, and product mix. From the three months ended December 31, 2011 through the three months ended December 31, 2012, our quarterly gross margins ranged from 51.0% to 61.8%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

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

Sales of our products to OEMs represent a significant portion of our revenue and we anticipate that our OEM sales will constitute a substantial portion of our future sales. In some cases, our products must be designed into the OEM’s products. If that fails to occur for a given product line of an OEM, we would likely be unable to sell our products to that OEM for such product line during the life cycle of that product. Even if an OEM integrates one or more of our products into its server, data storage systems or appliance solutions, we cannot be assured that its product will be commercially successful, and as a result, our sales volumes may be less than anticipated. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products, if their own systems are not commercially successful or if they decide to pursue other strategies or for any other reason, including the incorporation or development of competing products by these OEMs. Moreover, our OEM customers may not devote sufficient attention and resources to selling our products. We may not be able to develop or maintain relationships with OEMs for a number of reasons, including because of the OEM’s relationships with our competitors or prospective competitors or other incentives that may not motivate their internal sales forces to promote our products. In addition, direct sales of our ioDrive, ioDrive2, and ioScale product lines may compete with products sold by our OEM partners, and our OEM partners may compete directly with our other OEM partners, which may affect the commitment of our OEM partners to sell our products. Even if we are successful in selling through OEMs, we expect that sales through OEMs will be a lower gross margin business than our direct sales business. If we are unable to grow our OEM sales, if our OEM customers’ systems incorporating our products are not commercially successful, if our products, including new and next generation products, are not designed into a given OEM product cycle, if we fail to minimize conflicts between our channel partners, in particular OEMs, if our OEM customers do not timely qualify our products for promotion or sale by them, or if our OEM customers significantly reduce, cancel, or delay their orders with us, our revenue would suffer and our business, operating results, and financial condition could be materially adversely affected.

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

Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments, and acceptance of our products in any quarter;

•	our ability to control the costs of the components we use in our hardware products;

•	our ability to adopt subsequent generations of non-volatile memory components into our hardware products;

•	disruption in our supply chains, component availability, and related procurement costs;

•	reductions in customers’ budgets for information technology purchases;

•	delays in customers’ purchasing cycles or deferments of customers’ product purchases in anticipation of new products or updates from us or our competitors;

•	fluctuations in demand and prices for our products;

•	changes in industry standards in the data storage industry;

•	our ability to develop, introduce, and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades or announcements by us or our competitors;

•	any change in the competitive dynamics of our markets, including new entrants or discounting of product prices;

•	our ability to control costs, including our operating expenses; and

•	future accounting pronouncements and changes in accounting policies.

The occurrence of any one of these risks could negatively affect our operating results in any particular quarter, which could cause the price of our common stock to decline.

We have incurred significant net losses during our limited operating history and may not consistently achieve or maintain profitability.

Prior to the three months ended March 31, 2011, we had incurred net losses in each quarter since our inception and again incurred net losses in the three months ended December 31, 2011, March 31, 2012, and June 30, 2012. We may incur losses in future periods as we continue to increase our expenses in all areas of our operations to support our growth. If our revenue does not increase to offset these expected increases in operating expenses, we will not be profitable. As of December 31, 2012, we had an accumulated deficit of approximately $64.9 million.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, and future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, we have a full valuation allowance against our deferred tax assets. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. To the extent that we continue to generate positive income and expect, with reasonable certainty, to continue to generate positive income we may release all or a portion of our valuation allowance during fiscal 2013. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is made. The release of all or a portion of the valuation allowance will have a significant effect on our tax expense in the period it is released.

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

The market for data storage products is highly competitive, and we expect competition to intensify in the future. Our products compete with various traditional datacenter architectures, including high performance server and storage approaches. These may include the traditional data storage providers, including storage array vendors such as EMC Corporation and Hitachi Data Systems, who typically sell centralized storage products and high-performance storage approaches utilizing solid state disks, as well as vertically integrated appliance vendors such as Oracle. In this regard, EMC introduced a product designed to compete with our caching solutions. In addition, we may also compete with enterprise solid state disk vendors such as Huawei Technologies, Co., Intel Corp., LSI Corporation, Marvell Semiconductor, Inc., Micron Technology, Inc., OCZ Technology Group, Inc., Samsung Electronics, Inc., SanDisk, Corp., Seagate Technology, STEC, Inc., Toshiba Corp., and Western Digital Corp. Our ION Data Accelerator software competes with proprietary integrated flash appliances from EMC Corporation, HP 3PAR by Hewlett-Packard Development Company, Texas Memory Systems, an IBM company, and a number of privately held companies. Our ioTurbine intelligent caching software, competes with solutions from EMC, Oracle, STEC’s open-source based product, and a privately held company. A number of new, privately held companies are currently attempting to enter our market, one or more of which may become significant competitors in the future.

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

The market for non-volatile storage class memory products is developing and rapidly evolving, which makes it difficult to forecast end-user adoption rates and demand for our products.

The market for non-volatile storage class memory products is developing and rapidly evolving. Accordingly, our future financial performance will depend in large part on growth in this market and on our ability to adapt to emerging demands in this market. Sales of our products currently are dependent in large part upon demand in markets that require high performance data storage solutions such as computing, Internet, and financial services. It is difficult to predict with any precision end-user adoption rates, end-user demand for our products or the future growth rate and size of our market. The rapidly evolving nature of the technology in the data storage products market, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our future outlook and forecast quarterly or annual performance. Our products may never reach mass adoption, and changes or advances in technologies could adversely affect the demand for our products. Further, although Flash-based data storage products have a number of advantages compared to other data storage alternatives, Flash-based storage devices have certain disadvantages as well, including a higher price per gigabyte of storage, potentially shortened product lifespan, more limited methods for data recovery and lower performance for certain uses, including sequential input / output transactions and increased utilization of host system resources than traditional storage, and may require end-users to modify or replace network systems originally made for traditional storage media. A reduction in demand for Flash-based data storage caused by lack of end-user acceptance, technological challenges, competing technologies, and products or otherwise would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and operating results.

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

We derive substantially all of our revenue from our storage class memory products, and a decline in demand for these products would cause our revenue to grow more slowly or to decline.

Our storage class memory products account for substantially all of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

•	the failure of our storage class memory products to achieve broad market acceptance;

•	any decline or fluctuation in demand for our storage class memory products, whether as a result of product obsolescence, technological change, customer budgetary constraints or other factors;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, these products; and

•	our inability to release enhanced versions of our products, including any related software, on a timely basis.

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

In order to maintain or increase our gross margins, we will need to continue to create valuable software solutions to be integrated with our storage class memory products. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to help increase our overall gross margins. If we are unable to successfully develop or acquire, and then market and sell our next generation products, our ability to increase our revenue and gross margin will be adversely affected.

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

Our success and future growth depends to a significant degree on the skills and continued services of our key technical, sales and management personnel. In particular, we are highly dependent on the services of our Chief Executive Officer, David Flynn. Our employees generally work for us on an at-will basis, and we could experience difficulty in retaining members of our senior management team. We do not have “key person” life insurance policies that cover any of our officers or other key employees, other than our Chief Executive Officer. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products, and negatively impact our business, prospects, and operating results.

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

To the extent we purchase excess or insufficient component inventory in connection with supply allocation or discontinuations by our vendors of components used in our products, our business or operating results may be adversely affected.

It is common in the storage and networking industries for component vendors to discontinue the manufacture of, or experience lack of supply on, certain types of components from time to time due to evolving technologies and changes in market demands. A supplier’s discontinuation or allocation of a particular type of component, such as a specific size of NAND Flash memory, may require us to make significant “last time” or higher cost purchases of component inventory that is being discontinued or limited by the vendor to ensure supply continuity until the transition to products based on next generation components or until we are able to secure an alternative supply. To the extent we purchase insufficient component inventory in connection with these discontinuations or allocations, we may experience delayed shipments, order cancellations or otherwise purchase more expensive components to meet customer demand, which could result in reduced gross margins. Alternatively, to the extent we purchase excess component inventory that we cannot use in our products due to obsolescence, we could be required to reduce the carrying value of inventory or be required to sell the components at or below our carrying value, which could reduce our gross margins.

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

We will need to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and the failure to do so could have a material adverse effect on our business and stock price.

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

The storage and networking industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past received and may in the future receive inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. For example, on February 7, 2012, Entorian Technologies L.P., filed a lawsuit in the U.S. District Court for the District of Utah against our company. The complaint alleged that memory stacks included in some of our products infringe U.S. Patent No. 5,420,751, or the ‘751 patent, which expired in May 2012. Polystak, Inc. is our third-party supplier of the accused memory stack component. On March 1, 2012, Polystak filed a lawsuit against Entorian Technologies in the U.S. District Court for the Northern District of California. The complaint alleges that the ‘751 patent is invalid, and that Polystak’s memory stacks do not infringe the ‘751 patent. On March 8, 2012, Entorian Technologies dismissed the lawsuit against us in Utah. On March 9, 2012, Entorian Technologies filed a counterclaim against Polystak and us in the Northern District of California lawsuit. The counterclaim alleges infringement of the ‘751 patent by Polystak and us and seeks damages, but it does not seek an injunction. On September 4, 2012, the Court stayed this lawsuit pending reexamination of the ‘751 patent by the U.S. Patent Office. Based on our preliminary investigation, we do not believe that our products infringe any valid or enforceable claim of the ‘751 patent. Polystak has agreed to indemnify and defend us with respect to these lawsuits. Nevertheless, the costs associated with any actual, pending, or threatened litigation could negatively impact our operating results regardless of the actual outcome.

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

Moreover, on September 7, 2011, Solid State Storage Solutions, Inc., or S4, filed a lawsuit in U.S. District Court for the Eastern District of Texas against our company and eight other companies. The complaint alleges that our products infringe U.S. Patent Nos. 6,701,471; 7,234,087; 7,721,165; 6,370,059; 7,366,016; 7,746,697; 7,616,485; 6,341,085; 6,567,334; 6,347,051; 7,064,995; and 7,327,624. The complaint seeks both damages and a permanent injunction against us. The specific infringement allegations appear to focus on storage controllers for flash memory and in particular to storage address mapping, I/O buffering, wear leveling, and reducing read latency in relation to interfacing with flash storage media. On January 3, 2013, the Court stayed the case pending resolution of our motion to transfer the lawsuit to Utah. On January 18, 2013, the Court denied our transfer motion and lifted the stay. We intend to appeal the denial of transfer. The Court rescheduled the patent claim construction hearing for March 6, 2013. The Court previously set a schedule calling for a trial commencing on July 1, 2013. Based on our preliminary investigation of the patents identified in the complaint, we do not believe that our products infringe any valid or enforceable claim of these patents. Nevertheless, the costs associated with any actual, pending, or threatened litigation could negatively impact our operating results regardless of the actual outcome.

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

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of February 1, 2013, we had 37 issued patents and 121 patent applications in the United States and 68 corresponding patent applications in foreign countries. We cannot assure you that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property.

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

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $19.00 per share at the IPO, our common stock has experienced an intra-day trading high of $41.74 per share and a low of $14.90 per share through December 31, 2012. Some of the factors affecting our volatility include:

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

As of February 1, 2013, our directors, executive officers, and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 37% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, could influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Stock Repurchases

During the three months ended December 31, 2012, we repurchased the following shares of common stock in connection with certain employee stock awards:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1 – October 31, 2012	—		$—	—	—
November 1 – November 30, 2012	—		—	—	—
December 1 – December 31, 2012	4,965	(1)	0.7973	—	—

Total	4,965		$0.7973	—	—

(1)	The shares repurchased during the three months ended December 31, 2012 represent the unvested portion of a former employee’s restricted stock award. The shares were repurchased at the employee’s original purchase price.

For the majority of the restricted stock units that vested during the three months ended on December 31, 2012, the shares issued at the time of vesting were net of the shares forfeited by the employee to cover the employee’s minimum statutory withholding taxes due upon vesting. These forfeited shares are not included within the tables above.

Part II. Item 3. Defaults Upon Senior Securities

None.

Part II. Item 4. Mine Safety Disclosures

Not applicable.

Part II. Item 5. Other Information

None.

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

10.8A	Amendment Number One to the Second Amended and Restated Employment Agreement among the Registrant, David Flynn and Sandusky Investments, Ltd., dated as of December 21, 2012	X

10.9B	Amendment Number Two to Amended and Restated Employment Agreement among the Registrant, Rick White and West Coast VC, LLC, dated as of December 30, 2012	X

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUSION-IO, INC.

Dated:	February 7, 2013	By:	/s/ DAVID A. FLYNN
David A. Flynn
Chief Executive Officer

Dated:	February 7, 2013	By:	/s/ DENNIS P. WOLF
Dennis P. Wolf
Chief Financial Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

10.8A	Amendment Number One to the Second Amended and Restated Employment Agreement among the Registrant, David Flynn and Sandusky Investments, Ltd., dated as of December 21, 2012	X

10.9B	Amendment Number Two to Amended and Restated Employment Agreement among the Registrant, Rick White and West Coast VC, LLC, dated as of December 30, 2012	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.