Form 10-Q
period 2013-03-31
FUSION-IO, INC.
filed 2013-05-07
CIK 1383729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the registrant’s common stock, $0.0002 par value per share, outstanding as of May 2, 2013 was 98,292,213.

FUSION-IO, INC.

FORM 10-Q

-i-

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSION-IO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2012	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$321,239	$354,647
Accounts receivable, net of allowances of $953 and $1,780 as of June 30, 2012 and March 31, 2013, respectively	56,720	50,494
Inventories	59,457	71,089
Prepaid expenses and other current assets	9,224	8,361

Total current assets	446,640	484,591
Property and equipment, net	31,245	33,577
Restricted cash	—	4,843
Intangible assets, net	8,164	14,640
Goodwill	54,777	56,584
Other assets	194	960

Total assets	$541,020	$595,195

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,765	$9,072
Accrued and other current liabilities	29,187	33,007
Deferred revenue	20,715	24,672

Total current liabilities	59,667	66,751
Deferred revenue, less current portion	8,154	10,581
Other liabilities	12,276	20,131
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	19	19
Additional paid-in capital	531,478	582,738
Accumulated other comprehensive loss	(15)	(84)
Accumulated deficit	(70,559)	(84,941)

Total stockholders’ equity	460,923	497,732

Total liabilities and stockholders’ equity	$541,020	$595,195

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Revenue	$94,237	$87,650	$252,753	$326,334
Cost of revenue	45,180	39,391	113,740	133,395

Gross profit	49,057	48,259	139,013	192,939
Operating expenses:
Sales and marketing	23,012	32,700	60,754	86,396
Research and development	15,919	24,998	40,550	68,993
General and administrative	15,050	19,028	42,015	50,674

Total operating expenses	53,981	76,726	143,319	206,063

Loss from operations	(4,924)	(28,467)	(4,306)	(13,124)
Other income (expense):
Interest income	135	82	250	295
Interest expense	(44)	(44)	(134)	(92)
Other (expense) income, net	(10)	(40)	122	(54)

Loss before income taxes	(4,843)	(28,469)	(4,068)	(12,975)
Income tax benefit (expense)	167	8,422	872	(1,407)

Net loss	$(4,676)	$(20,047)	$(3,196)	$(14,382)

Net loss per common share:
Basic	$(0.05)	$(0.21)	$(0.04)	$(0.15)
Diluted	$(0.05)	$(0.21)	$(0.04)	$(0.15)
Weighted-average number of shares:
Basic	90,684	96,805	85,884	95,621
Diluted	90,684	96,805	85,884	95,621

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Net loss	$(4,676)	$(20,047)	$(3,196)	$(14,382)
Foreign currency translation adjustment	16	(73)	(23)	(69)

Comprehensive loss	$(4,660)	$(20,120)	$(3,219)	$(14,451)

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended March 31,
	2012	2013
Operating activities:
Net loss	$(3,196)	$(14,382)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,157	10,768
Stock-based compensation	30,407	40,926
Excess tax benefit from stock-based awards	(1,845)	(448)
Deferred taxes	(2,782)	—
Other non-cash items	(63)	11
Changes in operating assets and liabilities:
Accounts receivable, net	(4,934)	6,244
Inventories	(36,342)	(11,632)
Prepaid expenses and other assets	(2,577)	59
Accounts payable	1,476	(704)
Accrued and other liabilities	7,425	8,588
Deferred revenue	10,471	6,382

Net cash provided by operating activities	4,197	45,812
Investing activities:
Business acquisition, net of cash acquired	(17,578)	(5,861)
Proceeds from the sale of property and equipment	1	—
Purchases of property and equipment	(16,586)	(10,898)

Net cash used in investing activities	(34,163)	(16,759)
Financing activities:
Repurchases of common stock	(1,067)	—
Repayment of notes payable and capital lease obligations	(99)	(623)
Proceeds from exercises of stock options	7,104	7,002
Issuance of restricted stock awards and restricted stock units, net of repurchases	(3)	(2,715)
Proceeds from issuance of common stock, net of issuance costs	93,977	—
Proceeds from issuance of common stock under employee stock purchase plan	3,299	5,093
Excess tax benefit from stock option exercises	1,845	448
Change in restricted cash	—	(4,843)

Net cash provided by financing activities	105,056	4,362
Effect of exchange rate changes on cash and cash equivalents	(43)	(7)

Net increase in cash and cash equivalents	75,047	33,408
Cash and cash equivalents at the beginning of period	219,604	321,239

Cash and cash equivalents at the end of period	$294,651	$354,647

See accompanying notes.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Fusion-io, Inc. (the “Company” or “Fusion-io”) provides an enterprise storage class memory platform and software defined storage solutions, based on the Company’s ioMemory technology with VSL storage virtualization software, automated data tiering and virtualization caching software, datacenter management software, ION Data Accelerator software, and storage memory programming software. The Company was originally incorporated in the state of Nevada in December 2005 and in June 2010 was reincorporated in the state of Delaware as Fusion-io, Inc. The Company sells its products and services through its global direct sales force, original equipment manufacturers (“OEMs”), and other channel partners.

Basis of Presentation

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive loss, and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations, and cash flows. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2013 or any other period.

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

Segment and Geographic Information

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded it operates in one business segment, which is the development, marketing, and sale of storage memory platforms. Substantially all of the Company’s revenue for all periods presented in the accompanying condensed consolidated statements of operations has been from sales of the ioDrive product lines and related customer support services. The Company’s headquarters and most of its operations are located in the United States; however, it conducts sales activities through sales offices in Europe and Asia. Revenue recognized from sales with a ship-to location outside of the United States was 27% and 50% of revenue for the three months ended March 31, 2012 and 2013, respectively, and 29% and 44% of revenue for the nine months ended March 31, 2012 and 2013, respectively. Revenue recognized from sales to customers with a ship-to address in China was 13% of revenue for the three months ended March 31, 2013. No other country outside of the United States accounted for 10% or more of revenue for the other periods presented. Long-lived assets located outside of the United States were not material for all periods for which a condensed consolidated balance sheet is presented.

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

Significant Customers

Customers that accounted for 10% or more of the Company’s revenue represented 82% and 61% of revenue for the three months ended March 31, 2012 and 2013, respectively, and 73% and 62% of revenue for the nine months ended March 31, 2012 and 2013, respectively. As a result of the concentration of the Company’s customers, and typically a small number of large purchases by these customers, revenue, gross margin, and operating results may fluctuate significantly from period to period.

Long-Lived Assets and Goodwill

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment, and acquired intangible assets. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate and recognizes an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives.

The Company tests goodwill for impairment annually as of April 1, or whenever events or changes in circumstances indicate that goodwill may be impaired. The Company initially assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a first step by comparing the book value of net assets to the fair value of the Company’s single reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. There was no impairment of long-lived assets or goodwill for the three or nine months ended March 31, 2012 and 2013, respectively.

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

The following table presents the changes in the product warranty liability (in thousands):

Total
Balance at June 30, 2012	$2,825
Warranty costs accrued	4,012
Warranty claims	(2,090)

Balance at March 31, 2013	$4,747

Warranty costs accrued includes amounts accrued for products at the time of shipment, adjustments for changes in estimated costs for warranties on products shipped in the period, and changes in estimated costs for warranties on products shipped in prior periods. It is not practicable to determine the amounts applicable to each of these components.

Restricted Cash

As of March 31, 2013, the Company had restricted cash of approximately $4,843,000. Approximately $3,343,000 relates to letters of credit for purposes of securing the Company’s obligations under facility leases which are collateralized by the Company’s cash through the term of the lease which ends September 2021. In addition, the Company retained $1,500,000 as partial security for indemnification obligations of shareholders as part of the acquisition of ID7 Ltd. and SCST Limited (together, the “ID7 Entities”). This restricted cash amount, less any indemnification claims, will be paid in September 2014.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period, less weighted-average common shares subject to repurchase. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on net loss per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock subject to vesting provisions, common stock warrants, restricted stock awards, and restricted stock units. In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, less weighted-average common shares subject to repurchase, as any additional common shares would be anti-dilutive.

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Numerator:
Net loss	$(4,676)	$(20,047)	$(3,196)	$(14,382)

Denominator:
Weighted-average common shares outstanding	90,987	96,946	86,180	95,792
Less weighted-average common shares outstanding subject to repurchase	(303)	(141)	(296)	(171)

Weighted-average shares, basic	90,684	96,805	85,884	95,621

Dilution due to stock options, common stock warrant, restricted stock awards and restricted stock units	—	—	—	—

Weighted-average shares, diluted	90,684	96,805	85,884	95,621

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Stock options	17,555	11,574	19,814	12,791
Restricted stock units and restricted stock awards	227	37	138	217
Warrant – common	—	—	52	—

Total	17,782	11,611	20,004	13,008

Recently Issued and Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new guidance which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive (loss) income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive (loss) income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued additional guidance, which indefinitely defers the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components. The Company adopted this guidance in the first quarter of fiscal year 2013. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows as it related only to financial statement presentation.

In July 2012, the FASB issued guidance regarding testing indefinite-lived intangible assets for impairment. The guidance provides an entity the option to assess qualitative factors to determine whether the existence of events and circumstances leads to the determination that it is more likely than not (a likelihood of more than 50 percent) that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. If the entity concludes otherwise, no further quantitative assessment is required. The Company will adopt this guidance in the first quarter of fiscal year 2014. The Company does not expect the adoption of this guidance to have an impact on the Company’s results of operations, financial position, or cash flows.

In February 2013, the FASB issued new guidance which improves the reporting of reclassifications out of accumulated other comprehensive (loss) income (“AOCI”). The new guidance requires that the effect of significant reclassifications out of AOCI be reported on the respective line items in net (loss) income if an amount is reclassified in its entirety to net (loss) income. For those items not reclassified in its entirety to net (loss) income, an entity must cross-reference to disclosures where additional details about the effects of the reclassifications are disclosed. Furthermore, information about amounts reclassified out of AOCI must be shown by component. The Company will adopt this guidance in the first quarter of fiscal year 2014. The Company does not expect the adoption of this guidance to have a material impact on the Company’s results of operations, financial position, or cash flows.

2. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$54,295	$—	$—	$54,295
Money market funds	266,944	—	—	266,944

Total cash and cash equivalents	$321,239	$—	$—	$321,239

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$87,442	$—	$—	$87,442
Money market funds	267,205	—	—	267,205

Total cash and cash equivalents	$354,647	$—	$—	$354,647

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	March 31, 2013
Raw materials	$20,263	$20,680
Work in progress	30,065	37,472
Finished goods	9,129	12,937

	$59,457	$71,089

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2012	March 31, 2013
Computer equipment	$14,904	$19,251
Software	4,076	4,981
Property and equipment	5,682	9,840
Furniture and fixtures	3,759	4,214
Leasehold improvements	12,520	13,788
Construction in progress	329	97

	41,270	52,171
Less accumulated depreciation and amortization	(10,025)	(18,594)

	$31,245	$33,577

Depreciation expense (including amortization of leasehold improvements) was $1,790,000 and $3,110,000 for the three months ended March 31, 2012 and 2013, respectively, and $4,480,000 and $8,560,000 for the nine months ended March 31, 2012 and 2013, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2012	March 31, 2013
Accrued compensation	$19,034	$17,374
Accrued warranty expense	2,825	4,747
Accrued other liabilities	7,328	10,886

	$29,187	$33,007

Long-term Other Liabilities

Long-term other liabilities consisted of the following (in thousands):

	June 30, 2012	March 31, 2013
Long-term deferred tax liability	$4,026	$5,294
Long-term deferred rent	8,250	9,524
Long-term other liabilities	—	5,313

	$12,276	$20,131

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company classifies its money market funds as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

The fair value of the Company’s money market funds was as follows (in thousands):

	Fair Value Measurements at June 30, 2012
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$266,944	$—	$—	$266,944

	Fair Value Measurements at March 31, 2013
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$267,205	$—	$—	$267,205

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate their fair values due to their short maturities.

4. Acquisitions

ID7 Entities

On March 13, 2013, the Company acquired 100% of the stock of the ID7 Entities for total cash consideration of approximately $5,869,000. Accordingly, the assets, liabilities, and operating results of the ID7 Entities are reflected in the Company’s condensed consolidated financial statements following the date of acquisition. Of the cash consideration, the Company retained $1,500,000 as partial security for indemnification obligations of shareholders as part of this acquisition. This restricted cash amount, less any indemnification claims, will be paid in September 2014. The ID7 Entities, located in England and Wales, are the primary developers of the SCST storage subsystem enabling enhanced shared storage software functionality for any Linux server or appliance.

The total purchase price for these companies was allocated to the net tangible and intangible assets based upon their fair values as set forth below. The acquisition of the ID7 Entities is an important part of the Company’s strategy to enable enterprise customers to increase the utilization, performance, and efficiency of their datacenter resources, and extract greater value from their information assets. These factors contributed to a purchase price in excess of the fair value of the net tangible liabilities and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The following table summarizes the preliminary estimated fair values of the assets acquired, liabilities assumed and separately identifiable intangible assets at the acquisition date (in thousands):

Net liabilities assumed	$(569)
Developed technology	5,900
Goodwill	1,807
Deferred income tax liability	(1,269)

Total fair value of purchase price	$5,869

The Company assumed notes payable of approximately $623,000 as part of the acquisition of the ID7 Entities. The Company paid these notes payable in full in March 2013.

Operating results of the ID7 Entities subsequent to the date of acquisition are not separately disclosed as the results were not material to the Company’s Condensed Consolidated Statements of Operations.

IO Turbine, Inc.

On August 11, 2011, the Company acquired 100% of the stock of IO Turbine, Inc. (“IO Turbine”) pursuant to the Agreement and Plan of Reorganization dated August 4, 2011. IO Turbine was a provider of caching solutions for virtual environments, based in San Jose, California. Accordingly, the assets, liabilities, and operating results of IO Turbine are reflected in the Company’s condensed consolidated financial statements following the date of acquisition. The fair value of the aggregate purchase price was approximately $65,568,000, which consisted of (1) cash of approximately $21,199,000, (2) approximately $43,485,000 in common stock valued at $28.40 per share, the closing sale price of the Company’s common stock on the closing date of the acquisition, and (3) approximately $884,000 in assumed stock options attributable to pre-acquisition service. In addition, subsequent to the acquisition, the Company has been recognizing and will continue to recognize up to approximately $26,421,000 of stock-based compensation expense related to the fair value of assumed restricted stock awards (“RSAs”) and stock options, of which approximately $3,795,000 were expensed immediately in connection with the acceleration of vesting of certain restricted stock awards and the remainder will continue to be recognized over the underlying future service period of the assumed stock awards and stock options. At the time of acquisition, IO Turbine stockholders holding RSAs had the option to receive cash and/or shares of the Company’s common stock for their unvested RSAs based on a fixed value determined at the acquisition date. As a result, the Company: (1) issued approximately 414,000 shares of its common stock that remain subject to forfeiture based on the original vesting schedule applicable to such awards and (2) will pay up to approximately $4,631,000 in cash in accordance with the original vesting schedule applicable to such awards. Of this total cash amount, approximately $3,497,000 had been paid through March 31, 2013.

Operating expenses associated with IO Turbine were approximately $5,156,000 and $2,814,000 for the three months ended March 31, 2012 and 2013, respectively, and $16,775,000 and $8,792,000 for the nine months ended March 31, 2012 and 2013, respectively. Stock-based compensation expense related to IO Turbine was approximately $2,732,000 and $2,189,000 for the three months ended March 31, 2012 and 2013, respectively, and $10,781,000 and $6,683,000 for the nine months ended March 31, 2012 and 2013, respectively.

Acquisition related expenses

Acquisition related expenses totaled approximately $0 and $559,000 for the three months ended March 31, 2012 and 2013, respectively, and $1,326,000 and $559,000 for the nine months ended March 31, 2012 and 2013, respectively, and were recorded in general and administrative expenses. Of the total acquisition related expenses for the nine months ended March 31, 2012, $450,000 related to a prepaid royalty fee, paid by the Company to IO Turbine in fiscal year 2011, which was expensed by the Company upon completion of the acquisition of IO Turbine.

Unaudited pro forma financial information

Unaudited Pro forma information related to the acquisition of the ID7 Entities has not been included as it was not material to the Company’s Condensed Consolidated Statements of Operations. The following unaudited pro forma financial information is based on the combined historical financial statements of the Company and IO Turbine after giving effect to the Company’s acquisition of IO Turbine as if it had occurred as of July 1, 2010 and includes pro forma adjustments related to the amortization of acquired intangible assets, stock-based compensation expense, and depreciation expense (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Revenue	$94,237	$87,650	$252,753	$326,334
Net loss from operations	(4,924)	(28,467)	(8,559)	(13,124)
Net loss	(4,676)	(20,047)	(7,451)	(14,382)
Net loss per share, basic	$(0.05)	$(0.21)	$(0.09)	$(0.15)
Net loss per share, diluted	$(0.05)	$(0.21)	$(0.08)	$(0.15)

The amounts in the table above do not include non-recurring expense of approximately $3,795,000 related to the acceleration of vesting on certain stock-based awards that was recorded by the Company as stock-based compensation expense in the nine months ended March 31, 2012.

5. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill consist of the following (in thousands):

Total
Balance as of June 30, 2012	$54,777
Current period acquisitions	1,807

Balance as of March 31, 2013	$56,584

The Company’s goodwill related to the acquisition of IO Turbine is not deductible for income tax purposes. The Company’s goodwill related to the acquisition of the ID7 Entities will be deductible for income tax purposes.

The Company’s intangible assets and related accumulated amortization consisted of the following as of March 31, 2013 (in thousands):

	Weighted-Average Useful Life	Cost	Accumulated Amortization	Net
Developed technology	4 years	$16,400	$(4,380)	$12,020
Licensed technology	3 years	$2,784	$(164)	$2,620

Total intangible assets		$19,184	$(4,544)	$14,640

Amortization expense related to intangible assets was $656,000 and $896,000 for the three months ended March 31, 2012, and 2013, respectively, and $1,677,000 and $2,208,000 for the nine months ended March 31, 2012 and 2013, respectively. Estimated amortization expense in future periods through fiscal year 2017 for intangible assets subject to amortization is as follows (in thousands):

Fiscal Year Ending June 30,	Total
Remaining 2013	1,518
2014	4,815
2015	4,778
2016	2,442
2017	1,087

$14,640

6. Income Taxes

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

The components of the Company income tax expense or benefit include state income taxes, foreign income taxes, U.S. federal alternative minimum tax, and effects of stock-based awards. Income tax benefit was $167,000 and $8,422,000 for the three months ended March 31, 2012 and 2013, respectively, or 3% and 30% of loss before income taxes, respectively. Income tax benefit was $872,000 and income tax expense was $1,407,000 for the nine months ended March 31, 2012 and 2013, respectively, or 21% and 11% of loss before income taxes, respectively. The Company’s effective tax rate for the three and nine months ended March 31, 2013 is higher when compared to the same periods in the prior year primarily due to the income tax benefit recorded in the prior year as a result of a valuation allowance reversal related to deferred tax liabilities generated from the acquisition of IO Turbine. In addition, the prior year taxable income was substantially offset by net operating losses which are no longer available in the current year. The effective tax rate for the three and nine months ended March 31, 2013 differs from the U.S. federal statutory rate of 35% primarily due to the Company’s full valuation allowance against its net deferred tax assets and the tax effect of stock-based awards.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state or foreign tax returns are not currently under examination.

The Company is subject to income taxes in various U.S. and foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. During the nine months ended March 31, 2013, the aggregate change in the total gross amount of unrecognized tax benefits was as follows (in thousands):

Total
Balance at June 30, 2012	$2,709
Decrease of unrecognized tax benefits related to prior years	(39)
Increase in unrecognized tax benefits related to current year	2,669

Balance at March 31, 2013	$5,339

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $943,000. The Company does not anticipate any significant change of its uncertain tax positions within fiscal year 2013, and the Company does not anticipate any events which could cause a change to these uncertainties.

As of March 31, 2013, the Company had federal net operating loss carryforwards of $242,471,000, of which $239,335,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. As of March 31, 2013, the Company had state net operating loss carryforwards of $196,762,000, of which $174,085,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. Additionally, the Company had federal research and development tax credit carryforwards of $5,826,000, of which $2,207,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. The Company had state research and development tax credit carryforwards of $2,971,000, of which $588,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. In the future, the Company intends to utilize any carryforwards available to reduce its tax payments.

During the three months ended March 31, 2013, the Company reduced the tax benefit previously recorded directly to equity through the six months ended December 31, 2012 by $8,945,000 due to the Company’s operating results in the three months ended March 31, 2013. The net tax benefit recorded directly to equity for the nine months ended March 31, 2013 of $448,000 related to certain tax deductions for stock-based awards.

7. Stockholders’ Equity

Equity Incentive Plans

On July 1, 2012, the number of authorized shares of common stock available for issuance under the 2011 Equity Incentive Plan (the “2011 Plan”) was increased by 4,681,423 shares in accordance with the provisions of the 2011 Plan. At March 31, 2013, a total of 11,165,963 shares of common stock were available for grant under the 2011 Plan.

Stock option activity for all the Equity Incentive Plans for the nine months ended March 31, 2013 was as follows:

	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding as of June 30, 2012	19,885,406	$5.21
Granted	685,050	28.86
Exercised	(3,166,918)	2.21
Canceled	(131,309)	19.62

Outstanding as of March 31, 2013	17,272,229	$6.59	7.4	$168,879

Vested and expected to vest as of March 31, 2013	16,103,960	$6.25	7.4	$162,896

Vested and exercisable as of March 31, 2013	8,706,525	$4.40	7.0	$104,237

(1)	The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of March 31, 2013.

Employee Stock Options

Additional per share information related to stock options granted to employees was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Weighted-average grant date fair value – granted	$14.50	$—	$12.37	$15.35
Weighted-average grant date fair value – assumed in connection with the acquisition of IO Turbine	—	—	27.31	—
Weighted-average grant date fair value – forfeited	11.36	11.70	10.47	10.68

The aggregate intrinsic value of stock options exercised was $84,546,000 and $10,224,000 for the three months ended March 31, 2012 and 2013, respectively, and $175,427,000 and $71,105,000 for the nine months ended March 31, 2012 and 2013, respectively, which reflected the difference between the exercise prices of the underlying stock option awards and the fair value of the Company’s common stock on the date of exercise.

The Company recorded stock-based compensation expense related to employee stock options of $4,914,000 and $4,426,000 for the three months ended March 31, 2012 and 2013, respectively, and $11,879,000 and $14,598,000 for the nine months ended March 31, 2012 and 2013, respectively. As of March 31, 2013, there was $39,841,000 of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 2.6 years.

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

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to employee stock options:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Expected volatility	59–60%	—	59–60%	61–63%
Expected term (in years)	6.0–6.1	—	5.2–6.6	4.5–5.4
Risk-free interest rate	1.0–1.3%	—	1.0–2.0%	0.6–0.7%
Expected dividends	—	—	—	—

Non-employee Stock Options

The Company from time to time grants options to purchase common stock to non-employees for advisory and consulting services. The Company estimates the fair value of these stock options using the Black-Scholes-Merton option pricing formula at each balance sheet date and records expense ratably over the vesting period of each stock option award. The Company recorded stock-based compensation expense related to these non-employee stock options of $2,616,000 and $851,000 for the three months ended March 31, 2012 and 2013, respectively, and $6,589,000 and $5,371,000 for the nine months ended March 31, 2012 and 2013, respectively.

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to non-employee stock options:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Expected volatility	59–60%	60–60%	59–62%	60–62%
Expected term (in years)	6.6–9.2	6.2–8.2	6.6–9.7	5.8–8.7
Risk-free interest rate	1.7–2.2%	1.5–1.9%	1.7–2.4%	1.3–1.9%
Expected dividends	—	—	—	—

Restricted Stock Units and Restricted Stock Awards

The following table summarizes activity during the nine months ended March 31, 2013 related to restricted stock units (“RSUs”) and RSAs:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested RSUs and RSAs at June 30, 2012	1,957,566	$24.17
Granted	1,429,021	24.59
Vested	(509,893)	24.53
Forfeited	(4,965)	28.40
Cancelled	(77,842)	25.70

Unvested RSUs and RSAs at March 31, 2013	2,793,887	$24.27

The Company recorded stock-based compensation expense related to RSUs and RSAs of $3,546,000 and $6,518,000 for the three months ended March 31, 2012 and 2013, respectively, and $11,708,000 and $18,224,000 for the nine months ended March 31, 2012 and 2013, respectively. Of the stock-based compensation expense recognized during the nine months ended March 31, 2012, approximately $3,795,000 was due to accelerated vesting of certain RSAs assumed in connection with the IO Turbine acquisition, of which $793,000 related to awards that were settled in cash at the time of acquisition. At March 31, 2013, there was $59,073,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 3.1 years.

Repurchases of Vested Restricted Stock Units

The Company is required to withhold minimum statutory taxes related to the vesting of RSUs, including the forfeiting of a portion of the newly vested award that has a current value equal to the withholding obligation. The Company is then required to remit the amount of taxes owed by the employee to the appropriate taxing authority. As a result of such forfeitures, the Company effectively repurchased a total of 111 and 131,276 shares of common stock related to employee tax withholding obligations during the nine months ended March 31, 2012 and 2013, respectively. The Company has recorded a financing activity for these forfeitures in the condensed consolidated statement of cash flows of $3,000 and $2,715,000 for the nine months ended March 31, 2012 and 2013, respectively.

Employee Stock Purchase Plan

The Company recorded stock-based compensation expense related to its 2011 Employee Stock Purchase Plan (“ESPP”) of $391,000 and $1,313,000 for the three months ended March 31, 2012 and 2013, respectively, and $1,024,000 and $2,733,000 for the nine months ended March 31, 2012 and 2013, respectively. On July 1, 2012, the number of authorized shares available for issuance under the ESPP was increased by 936,284 shares in accordance with the provisions of the ESPP. During the nine months ended March 31, 2013, the Company issued 265,226 shares of common stock under the ESPP. At March 31, 2013, a total of 863,879 shares of common stock were reserved for future issuance under the ESPP.

Stock-based Compensation Expense

Total stock-based compensation expense was classified as follows in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Cost of revenue	$54	$126	$130	$254
Sales and marketing	1,712	2,623	4,280	7,258
Research and development	2,052	4,844	5,340	13,853
General and administrative	7,649	5,515	21,450	19,561

Total stock-based compensation	$11,467	$13,108	$31,200	$40,926

8. Commitments and Contingencies

Letters of Credit

As of June 30, 2012 and March 31, 2013, the Company had a total of $3,183,000 and $3,343,000, respectively, in letters of credit outstanding with a financial institution. These outstanding letters of credit were issued for purposes of securing the Company’s obligations under facility leases prior to December 31, 2012. Subsequent to December 31, 2012, the letters of credit were collateralized by the Company’s cash. This is reflected as restricted cash on the condensed consolidated balance sheet as of March 31, 2013.

Leases

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Fiscal Year Ending June 30,	Operating Leases
Remaining 2013	$1,517
2014	5,871
2015	6,340
2016	6,509
2017	6,572
Thereafter	24,507

Total	$51,316

Operating lease payments primarily relate to the Company’s leases of office space with various expiration dates through 2021. The terms of these leases often include periods of free rent, or rent holidays, and increasing rental rates over time. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense recorded but not paid.

The Company also leases certain equipment under operating leases that expire at various dates through 2018. These equipment leases typically include provisions that allow the Company at the end of the initial lease term to renew the lease, purchase the underlying equipment at the then fair market value, or return the equipment to the lessor.

Rent expense was $1,569,000 and $1,860,000 for the three months ended March 31, 2012 and 2013, respectively, and $3,836,000 and $5,329,000 for the nine months ended March 31, 2012 and 2013, respectively.

Purchase Commitments

In May 2012, the Company entered into a minimum purchase commitment for raw materials inventory that ends in June 2013 and provides for a termination fee based on a percentage of the amount of raw materials inventory not taken under the commitment. In November 2012, the Company amended the minimum purchase commitment to purchase additional raw material inventory. As of March 31, 2013, approximately $5,913,000 remained outstanding under this commitment.

The Company had non-cancelable purchase orders for raw materials inventory of approximately $0 and $3,918,000 as of June 30, 2012 and March 31, 2013, respectively.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2012 and March 31, 2013.

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

On September 7, 2011, Solid State Storage Solutions, Inc. (“S4”) filed a lawsuit in U.S. District Court for the Eastern District of Texas against the Company and eight other companies, alleging that the Company’s products infringed certain of the S4 patents. On February 22, 2013, the parties resolved this matter pursuant to a confidential agreement that releases the Company from past claims and includes a license to S4’s patent portfolio. The Company accounted for the settlement agreement as a multiple element arrangement and allocated the consideration paid to the identifiable elements based on their relative fair value. A portion of the settlement was allocated to alleged prior infringement and settlement costs, which were recorded as an approximate $4,052,000 expense to cost of revenue and an approximate $2,805,000 to general and administrative expense, respectively, on the Company’s Condensed Consolidated Statements of Operations. The remaining portion was allocated to the licensing of intellectual property for future use to be amortized to cost of revenue using a method that reflects the pattern in which the economic benefits of the intangible asset is estimated to be used and imputed interest expense. Although the Company continues to dispute that its products infringe any valid claims of the patents, the settlement enables the Company to avoid further legal defense costs and the diversion of management resources. On March 28, 2013, the U.S. District Court for the Eastern District of Texas approved the parties’ joint motion to dismiss the matter with prejudice.

All legal costs associated with litigation are expensed as incurred.

9. Subsequent Events

On April 24, 2013, the Company acquired 100% of the stock of NexGen Storage, Inc. (“NexGen”), a developer of hybrid storage systems based in Louisville, Colorado, pursuant to the Agreement and Plan of Merger dated April 24, 2013 (the “Merger Agreement”). The acquisition of NexGen adds to the Company’s software defined storage product portfolio and expands the Company’s reach into small to medium enterprise markets. Pursuant to the Merger Agreement, the merger consideration paid to the holders of NexGen stock, warrants, and vested equity awards consisted of approximately (i) $114,000,000 in cash, subject to adjustments, and (ii) $5,000,000 in shares, or 339,627 shares, of the Company’s common stock. Of the aggregate consideration, approximately $17,900,000 of cash was deposited in escrow as partial security for the indemnification obligations of the NexGen stockholders pursuant to the Merger Agreement. The number of shares of common stock issued by the Company in the transaction was determined using a price of $14.72 per share, the closing trading price trailing average of the Company’s common stock during a period prior to the acquisition. In addition, the Company assumed NexGen options and restricted stock units that were unvested at the time of the merger that were converted into unvested options to purchase 822,927 shares of common stock and 84,808 of restricted stock units.

The Company is still in the process of completing its purchase price allocation associated with the acquisition, but expects that a substantial portion of the purchase price will be allocated to goodwill. Management currently does not expect this goodwill to be tax deductible. Due to the recent acquisition consummation date, the Company has determined that it is not practicable to present summarized pro forma information for the three and nine months ended March 31, 2013. Based upon the Company’s analysis to date, the Company expects that the acquisition would have been dilutive to the Company had it occurred as of the beginning of each of the fiscal years presented.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements include, but are not limited to, statements concerning our possible or assumed future results of operations, business strategies, financing plans, technological leadership, market opportunity, expectations regarding product acceptance, ability to innovate new products and bring them to market in a timely manner, ability to successfully increase sales of our software offerings as part of our overall sales strategy, expectations concerning our technologies, products and solutions, including our ioMemory platform, our ION Data Accelerator software, our ioTurbine virtualization caching software, our recently released ioScale product line and the NexGen hybrid storage system, competitive position and the effects of competition, industry environment, potential growth opportunities, ability to expand internationally, the impact of quarterly fluctuations of revenue and operating results, changes to and expectations concerning gross margin, expectations concerning relationships with third parties, including channel partners, key customers and original equipment manufacturers, or OEMs, expectations regarding future revenues from our customers, levels of capital expenditures, future capital requirements and availability to fund operations and growth, the adequacy of facilities, impact and expectations concerning our acquisitions of the ID7 Entities and NexGen, the adequacy of our intellectual property rights, expectations concerning pending legal proceedings and related costs, the sufficiency of our issued patents and patent applications to protect our intellectual property rights, the effects of a natural disaster on us or our suppliers, our ability to resell inventory that we cannot use in our products due to obsolescence, our ability to grow our sales through OEMs and other channel partners and maintaining our relationships with those channel partners, including the timely qualification of our products for promotion and sale through those channels, particularly OEMs, OEM’s continuing to design our products into their products, the importance of software innovation, and volatility regarding our provision for income taxes. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

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

Overview

We provide solutions for enterprises, hyperscale datacenters, and workstations that accelerate databases, virtualization, cloud computing, big data, information systems, and the applications that help drive business from the smallest e-tailers to some of the world’s largest data centers, social media leaders, and Fortune Global 500 businesses. Our integrated hardware and software platforms enable the acceleration of data away from legacy architectures and proprietary hardware. This core technology leverages flash memory to significantly increase datacenter and computer-based information system efficiency, with enterprise grade performance, reliability, availability, and manageability.

We were incorporated in December 2005 and we have experienced significant growth with revenue increasing from $252.8 million in the nine months ended March 31, 2012 to $326.3 million in the nine months ended March 31, 2013. Our headcount increased from 619 employees as of March 31, 2012 to 839 employees as of March 31, 2013.

We sell our products through our global direct sales force, OEMs, including Cisco, Dell, HP, and IBM, and other channel partners. Some of our OEMs and channel partners integrate our platform into their own proprietary product offerings. Our primary sales office is located in San Jose, California, and we also have additional sales presence in North America, Europe, and Asia.

Large purchases by a limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Revenue from our 10 largest customers, including the applicable OEMs, accounted for 93% and 83% of revenue during the three months ended March 31, 2012 and 2013, respectively, and 93% and 85% of revenue during the nine months ended March 31, 2012 and 2013, respectively. Our direct customer Facebook, Apple, through a reseller, and our OEM customer HP each accounted for 38%, 17%, and 16% of our revenue, respectively, during the three months ended March 31, 2012, 16%, less than 10%, and 19% of our revenue, respectively, during the three months ended March 31, 2013, 31%, 24%, and 17% of our revenue, respectively, during the nine months ended March 31, 2012, and 27%, 18%, and 17% of our revenue, respectively, during the nine months ended March 31, 2013. Our OEM customers Dell and IBM accounted for 11% and less than 10% of our revenue during the three months ended March 31, 2012, 17% and 11% of our revenue for the three months ended March 31, 2013, and each accounted for less than 10% of our revenue during the nine months ended March 31, 2012 and 2013. As a result of our revenue concentrations, our quarterly revenue and operating results are likely to fluctuate in the future and will be difficult to estimate. We expect that sales to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future.

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

We believe that extending our platform differentiation through software innovation will be critical to achieving broader market acceptance and to maintaining or increasing our gross margins. In this regard, our ioTurbine virtualization software, directCache data tiering software, ION Data Accelerator software, ioSphere platform management software, and storage memory programming software allowing Integrated Software Vendors to develop, integrate, and add significant value to applications using our platforms and we intend to continue adding software functionality to differentiate our products. The next generation VSL 3.0 virtualization software and hardware platform are in full production. We continue to devote the majority of our research and development resources to software development, and if we are unable to successfully develop or acquire, and then market and sell additional software functionality, our ability to increase our revenue and gross margins could be adversely affected.

Our ioMemory technology forms the basis of our hardware offering and is designed as a portfolio of upgradeable design modules, enabling faster time-to-market and increased extensibility, and it provides server-based storage class memory, low access latency, field upgradeability, deep error correction, self-healing protection and native PCI Express connectivity. Our second generation ioMemory technology supports the latest NAND geometries, significantly increases performance and capacity, improves reliability while retaining the ability to build storage systems of varying capacity, performance, and form factors. At the heart of the ioMemory technology is our proprietary field programmable data path controller. It connects a large array of non-volatile memory chips natively to the server’s PCI-Express 1.0 or 2.0 peripheral bus, and addresses the reliability issues of non-volatile memory with our Adaptive Flashback Protection advanced chip-level fault tolerance technology, which is capable of restoring, correcting, and resurrecting lost data in the Flash-based storage sub-system.

Our portfolio of storage class memory products incorporates our ioMemory based hardware subsystems and related VSL and caching software into our family of ioDrive, ioDrive2, ioScale, ioCache, and ioFX enterprise grade products. Our ioDrive, ioDrive2, ioScale, ioCache, and ioFX products work in conjunction or are integrated with our ioTurbine virtualization caching software, directCache data tiering software, and ION Data Accelerator software. Our recently introduced ioScale product is derived from our ioMemory platform and is specifically designed for the unique needs of the high-volume hyperscale market.

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

Recent Developments

In March 2013, we acquired 100% of the stock of the ID7 Entities for total cash consideration of approximately $5.9 million. The ID7 Entities, located in England and Wales, are the primary developers of the SCST storage subsystem enabling enhanced shared storage software functionality for any Linux server or appliance. The assets, liabilities and operating results of the ID7 Entities are reflected in our condensed consolidated financial statements following the date of acquisition. Of the cash consideration, we retained $1.5 million as partial security for indemnification obligations of shareholders as part of this acquisition. This restricted cash amount, less any indemnification claims, will be paid in September 2014.

In April 2013, we acquired 100% of the stock of NexGen Storage, Inc., a developer of hybrid storage systems based in Louisville, Colorado, pursuant to the Agreement and Plan of Merger, or Merger Agreement, dated April 24, 2013. The acquisition of NexGen adds to our software defined storage product portfolio and expands our reach into small to medium enterprise markets. Pursuant to the Merger Agreement, the merger consideration paid to the holders of NexGen stock, warrants, and vested equity awards consisted of approximately (i) $114.0 million in cash, subject to adjustments, and (ii) $5.0 million in shares, or 339,627 shares, of our common stock. Of the aggregate consideration, approximately $17.9 million of cash was deposited in escrow as partial security for the indemnification obligations of the NexGen stockholders pursuant to the Merger Agreement. The number of shares of common stock we issued in the transaction was determined using a price of $14.72 per share, the closing trading price trailing average of our common stock during a period prior to the acquisition. In addition, we assumed NexGen options and restricted stock units that were unvested at the time of the merger that were converted into unvested options to purchase 822,927 shares of common stock and 84,808 of restricted stock units.

Components of Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our storage class memory products and support services. We sell our storage class memory platforms and software through our global direct sales force, OEMs, and other channel partners. We provide our support services pursuant to support contracts, which involve hardware support, software support, and software upgrades on a when-and-if available basis for a period of one to five years. We recorded revenue from support services of $3.8 million and $9.0 million for the three months ended March 31, 2012 and 2013, respectively, and $8.9 million and $25.5 million for the nine months ended March 31, 2012 and 2013, respectively. For the periods presented, our software revenue was not significant to our condensed consolidated statements of operations.

Cost of Revenue

Cost of revenue consists primarily of material costs including amounts paid to our suppliers and contract manufacturers for hardware components and assembly of those components into our products. The largest portion of our cost of revenue consists of the cost of non-volatile memory components. Given the commodity nature of memory components, neither we nor our contract manufacturers generally enter into long-term supply contracts for our product components, which can cause our cost of revenue to fluctuate. Cost of revenue is recorded when the related product revenue is recognized. Cost of revenue also includes costs related to allocated personnel expenses related to customer support, warranty costs, costs of shipping, manufacturing operations, amortization of intangible assets, costs of licensed technology, and carrying value adjustments recorded for excess and obsolete inventory.

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

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, amortization of intangible assets, consulting services, depreciation associated with research and development equipment, and facilities-related costs. We expense research and development costs as incurred.

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

Trends in Our Business

Gross Margin

Our gross margin will vary due to product mix, customer demand, cost of materials, and opportunities to drive market adoption.

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

General and Administrative

While we expect personnel costs, including stock-based compensation expense, to be the primary component of general and administrative expenses, we also expect to continue to incur significant legal and accounting costs related to compliance with rules and regulations applicable to public companies. We expect that general and administrative expenses will continue to increase in absolute dollars primarily due to general growth of the business, infrastructure costs to support our international growth, and in legal costs related to intellectual property.

Results of Operations

Revenue

The following table presents our revenue for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2012	2013	$	%	2012	2013	$	%
Revenue	$94,237	$87,650	$(6,587)	(7)%	$252,753	$326,334	$73,581	29%

Revenue decreased $6.6 million from the three months ended March 31, 2012 to the three months ended March 31, 2013, primarily due to the decrease in the overall volume of our products shipped.

Revenue increased $73.6 million from the nine months ended March 31, 2012 to the nine months ended March 31, 2013 primarily due to the increase in the overall volume of our products shipped.

Revenue from our 10 largest customers, including the applicable OEMs, accounted for 93% and 83% of revenue during the three months ended March 31, 2012 and 2013, respectively, and 93% and 85% of revenue during the nine months ended March 31, 2012 and 2013, respectively. Our direct customer Facebook, Apple, through a reseller, and our OEM customer HP each accounted for 38%, 17%, and 16% of our revenue, respectively, during the three months ended March 31, 2012, 16%, less than 10%, and 19% of our revenue, respectively, during the three months ended March 31, 2013, 31%, 24%, and 17% of our revenue, respectively, during the nine months ended March 31, 2012, and 27%, 18%, and 17% of our revenue, respectively, during the nine months ended March 31, 2013. Our OEM customers Dell and IBM accounted for 11% and less than 10% of our revenue, respectively, during the three months ended March 31, 2012, 17% and 11% of our revenue, respectively, for the three months ended March 31, 2013, and each accounted for less than 10% of our revenue during the nine months ended March 31, 2012 and 2013. No other customer accounted for 10% or more of revenue in the periods presented. Revenue from customers with a ship-to location in the United States accounted for 73% and 50% of revenue during the three months ended March 31, 2012 and 2013, respectively, and 71% and 56% of revenue during the nine months ended March 31, 2012 and 2013, respectively.

Cost of Revenue and Gross Margin

The following table presents our cost of revenue, gross profit and gross margin for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2012	2013	$	%	2012	2013	$	%
Cost of revenue	$45,180	$39,391	$(5,789)	(13)%	$113,740	$133,395	$19,655	17%
Gross profit	49,057	48,259	(798)	(2)%	139,013	192,939	53,926	39%
Gross margin	52%	55%			55%	59%

Cost of revenue decreased $5.8 million and gross profit decreased $0.8 million from the three months ended March 31, 2012 compared to the three months ended March 31, 2013, primarily due to the decrease in the volume of our products shipped, partially offset by litigation settlement related expenses. Gross margin increased period over period due to lower raw material costs and product mix, partially offset by litigation settlement related expenses.

Cost of revenue increased $19.7 million and gross profit increased $53.9 million from the nine months ended March 31, 2012 compared to the nine months ended March 31, 2013. These changes were primarily due to the increase in the volume of our products shipped, partially offset by litigation settlement related expenses. Gross margin increased period over period due to lower raw material costs and product mix, partially offset by litigation settlement related expenses.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2012	2013	$	%	2012	2013	$	%
Sales and marketing	$23,012	$32,700	$9,688	42%	$60,754	$86,396	$25,642	42%

Sales and marketing expenses increased $9.7 million from the three months ended March 31, 2012 compared to the three months ended March 31, 2013, primarily due to an increase in sales and marketing personnel, as we hired additional employees to focus on acquiring new customers and expanding our business. This increase in headcount resulted in a $7.2 million increase in personnel-related costs, including a $3.4 million increase in sales commissions. The increase was also due to a $1.3 million increase in product demonstration expenses and a $1.2 million increase in travel-related expenses.

Sales and marketing expenses increased $25.6 million from the nine months ended March 31, 2012 compared to the nine months ended March 31, 2013, primarily due to an increase in sales and marketing personnel, as we hired additional employees to focus on acquiring new customers and expanding our business. This increase in headcount resulted in an $18.6 million increase in personnel-related costs, including a $6.4 million increase in sales commissions. The increase was also due to a $3.7 million increase in product demonstration costs and a $1.8 million increase in travel-related expenses.

Research and Development

The following table presents our research and development expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2012	2013	$	%	2012	2013	$	%
Research and development	$15,919	$24,998	$9,079	57%	$40,550	$68,993	$28,443	70%

Research and development expenses increased $9.1 million from the three months ended March 31, 2012 compared to the three months ended March 31, 2013, primarily due to an increase in research and development personnel, resulting in a $7.9 million increase in personnel-related costs. The increase was also due to a $0.6 million increase in depreciation and amortization expense and a $0.6 million increase in software related expenses.

Research and development expenses increased $28.4 million from the nine months ended March 31, 2012 compared to the nine months ended March 31, 2013, primarily due to an increase in research and development personnel, resulting in a $24.6 million increase in personnel-related costs. The increase was also due to a $1.7 million increase in depreciation and amortization expense, a $0.9 million increase in allocated rent and facilities expenses, a $0.7 million increase in travel-related expenses, and a $0.6 million increase in software related expenses.

General and Administrative

The following table presents our general and administrative expenses for the periods indicated and related changes as to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2012	2013	$	%	2012	2013	$	%
General and administrative	$15,050	$19,028	$3,978	26%	$42,015	$50,674	$8,659	21%

General and administrative expenses increased $4.0 million from the three months ended March 31, 2012 compared to the three months ended March 31, 2013, primarily due to litigation settlement expenses of $2.8 million and an increase in other legal fees of $1.4 million.

General and administrative expenses increased $8.7 million from the nine months ended March 31, 2012 compared to the nine months ended March 31, 2013, primarily due to an increase of $2.9 million in other legal fees, litigation settlement related expenses of $2.8 million, an increase of $2.1 million in depreciation and amortization expense, and an increase of $0.9 million in consulting services.

Other (Expense) Income, net

The following table presents our net other income (expense) for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2012	2013	$	%	2012	2013	$	%
Other (expense) income, net	$81	$(2)	$(83)	102%	$238	$149	$(89)	(37)%

Other income (expense), net changed by $0.1 million from the three months ended March 31, 2012 compared to the three months ended March 31, 2013, primarily due to a decrease in interest income resulting from fluctuations in our money market accounts.

Other income (expense), net changed by $0.1 million from the nine months ended March 31, 2012 compared to the nine months ended March 31, 2013, primarily due to the net change in the fair value of a common stock repurchase derivative liability for the nine months ended March 31, 2012, which liability was paid in full in December 2012.

Income Tax Benefit (Expense)

The following table presents our income tax (expense) benefit for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2012	2013	$	%	2012	2013	$	%
Income tax benefit (expense)	$167	$8,422	$8,255	4,943%	$872	$(1,407)	$(2,279)	(261)%

Income tax benefit (expense) changed by $8.3 million from the three months ended March 31, 2012 compared to the three months ended March 31, 2013, primarily due to significantly lower current year taxable income attributable to the larger book loss. In addition, the prior year taxable income was substantially offset by tax provision net operating losses. The provision for income taxes for the three months ended March 31, 2013 was comprised of U.S. federal alternative minimum tax and state income taxes as well as foreign income taxes.

Income tax benefit (expense) changed by $2.3 million from the nine months ended March 31, 2012 compared to the nine months ended March 31, 2013, primarily due to the income tax benefit recorded in the prior year as a result of a valuation allowance reversal related to deferred tax liabilities generated from the acquisition of IO Turbine. In addition, the prior year taxable income was substantially offset by tax provision net operating losses which are no longer available in the current year. The provision for income taxes for the nine months ended March 31, 2013 was comprised of foreign income taxes as well as U.S. federal alternative minimum tax and state income taxes.

Financial Position, Liquidity and Capital Resources

Primary Sources of Liquidity

As of March 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $354.6 million and net accounts receivable of $50.5 million. In June 2011, we completed an initial public offering of our common stock, or IPO, in which we issued and sold 12,600,607 shares and received net proceeds of approximately $218.9 million. In November 2011, we completed a follow-on public offering of our common stock in which we issued and sold 3,000,000 shares and received net proceeds of approximately $94.0 million. We had working capital of $417.8 million as of March 31, 2013.

Through April 30, 2013, we used the net IPO proceeds to complete the acquisitions of IO Turbine, the ID7 Entities, and NexGen and for working capital and general corporate purposes, including expansion of our sales organization and further development and expansion of our product offerings

Historically, our primary sources of liquidity have been from customer payments for our products and services, the issuance of common and convertible preferred stock and convertible notes, and proceeds from a revolving line of credit. The revolving line of credit matured on December 31, 2012.

Cash Flow Analysis

	Nine Months Ended March 31,
	2012	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$4,197	$45,812
Investing activities	(34,163)	(16,759)
Financing activities	105,056	4,362

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases, and payments for operating expenses.

Our net cash provided by operating activities for the nine months ended March 31, 2012 and 2013 was $4.2 million and $45.8 million, respectively. During these periods, cash collected from our customers exceeded our operating cash outflows, which consisted primarily of purchases of inventory and personnel-related costs.

Investing Activities

Cash flows from investing activities primarily relate to purchases of computer equipment, leasehold improvements, and property and equipment to support our growth. Investing activities also include cash used for business acquisitions.

During the nine months ended March 31, 2012, our net cash used in investing activities was $34.2 million and was primarily due to $17.6 million of cash paid for acquisitions, net of cash acquired, and $16.6 million of purchases of property and equipment.

During the nine months ended March 31, 2013, our net cash used in investing activities was $16.8 million, consisting of $10.9 million of purchases of property and equipment and $5.9 million of cash paid for acquisitions, net of cash acquired.

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

We generated $4.4 million of net cash from financing activities for the nine months ended March 31, 2013, primarily due to net proceeds of $12.1 million from the exercise of stock options and our employee stock purchase plan, offset by $4.8 million of a change in restricted cash and $2.7 million in net issuance of restricted stock awards and restricted stock units, net of repurchases.

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

Contractual Obligations and Material Commitments

In May 2012, we entered into a minimum purchase commitment for raw materials inventory that ends in June 2013 and provides for a termination fee based on a percentage of the amount of raw materials inventory not taken under the commitment. In November 2012, we amended the minimum purchase commitment to purchase additional raw material inventory. As of March 31, 2013, approximately $5.9 million remained outstanding under this commitment.

We had non-cancelable purchase orders for raw materials inventory of approximately $0 and $3.9 million as of June 30, 2012 and March 31, 2013, respectively.

Indemnification

We have agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that provides corporate reimbursement coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2012 and March 31, 2013.

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

Our critical accounting policies and estimates are detailed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2012. None of our critical accounting policies and estimates have changed significantly since the filing of our most recent Form 10-K except for those noted below.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, we have a full valuation allowance against our deferred tax assets. To the extent that we generate positive income and expect, with reasonable certainty, to continue to generate positive income we may release all or a portion of our valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is made.

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

Periodically we assess potential impairment of our long-lived assets, which include property, equipment, and acquired intangible assets. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business strategy, and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. We recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. We amortize intangible assets on a straight-line basis over their estimated useful lives.

We test goodwill for impairment annually as of April 1, or whenever events or changes in circumstances indicate that goodwill may be impaired. We initially assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we perform a first step by comparing the book value of net assets to the fair value of our single reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. No impairment of long-lived assets or goodwill was recorded for the three and nine months ended March 31, 2012 and 2013, respectively.

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

Part  I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. Although our international operations are currently immaterial compared to our operations in the United States, we expect to continue to expand our international operations which will increase our potential exposure to fluctuations in foreign currencies. Our exposures are to fluctuations in exchange rates primarily for the U.S. dollar versus the euro and the British pound. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained material excess cash balances in foreign currencies. As of March 31, 2013, we had approximately $3.4 million of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses. Through March 31, 2013, all of our sales were billed in U.S. dollars and therefore not subject to direct foreign currency risk.

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

On September 7, 2011, Solid State Storage Solutions, Inc., or S4, filed a lawsuit in U.S. District Court for the Eastern District of Texas against our company and eight other companies, alleging that our products infringed certain of the S4 patents. On February 25, 2013, the parties resolved this matter pursuant to a confidential agreement that releases us from past claims and includes a license to S4’s patent portfolio. Although we continue to dispute that our products infringe any valid claims of S4’s patents, the settlement enables us to avoid further legal defense costs and the diversion of management resources. On March 28, 2013, the U.S. District Court for the Eastern District of Texas approved the parties’ joint motion to dismiss the matter with prejudice.

On May 18, 2011, Internet Machines LLC filed a lawsuit in U.S. District Court for the Eastern District of Texas against us and 20 other companies. The complaint alleges that our products infringe U.S. Patent Nos. 7,454,552; 7,421,532; 7,814,259; and 7,945,722. On August 26, 2011, Internet Machines MC LLC amended its prior complaint filed in the U.S. District Court for the

Eastern District of Texas against PLX Technology, Inc. to add our company and several other companies as defendants. This complaint alleges that our products infringe U.S. Patent No. 7,539,190. These complaints seek both damages and a permanent injunction against us. The specific infringement allegations appear to focus on a PCI switch component that, while used in some of our products, is manufactured by a third-party supplier. This third-party supplier was found to infringe the above identified U.S. Patent Nos. 7,454,552 and 7,421,532 by a jury in a prior case. The judge has stayed the lawsuits against us pending the entry of a final non-appealable judgment in the prior case between the third-party supplier and Internet Machines. The third-party supplier has agreed to indemnify and defend us with respect to these lawsuits.

Based on our preliminary investigations of the patents identified in the Entorian Technologies and Internet Machines complaints, we do not believe that our products infringe any valid or enforceable claim of the patents at issue in those complaints. Nevertheless, the costs associated with any actual, pending, or threatened litigation could negatively impact our operating results regardless of the actual outcome. In addition, we may, from time to time, be involved in various legal proceedings arising from the normal course of business activities, and an unfavorable resolution of any of these matters could materially affect our future results of operations, cash flows, or financial position.

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

We were founded in December 2005 and sold our first products in April 2007. The majority of our revenue growth has occurred since December 31, 2009. We continue to innovate and develop enterprise data acceleration solutions. For example, we recently released our ioScale product line, our ION Data Accelerator software, and extensions to our virtualization and automated data tiering caching software. In addition, our current management team has only been working together for a relatively short period of time. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described herein. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.

Our revenue growth rate in recent periods is not expected to recur in the near term and may not be indicative of our future  performance.

You should not consider our revenue growth in recent periods as indicative of our future performance. In fact, our revenue declined 7% from the three months ended March 31, 2012 compared to the three months ended March 31, 2013 and could decline in future periods. In future periods, we do not expect to achieve similar percentage revenue growth rates as have achieved in some past periods. We have experienced in the past, and continue to expect to experience, substantial concentrated purchases by customers to complete or upgrade large-scale datacenter deployments. As illustrated in the three months ended March 31, 2013, our revenue in any particular quarterly period could be disproportionately affected if this trend continues. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

We have experienced rapid growth in recent periods and we may not be able to sustain or manage any future growth effectively.

We have significantly expanded our overall business, customer base, headcount, and operations, and we anticipate that we will continue to grow our business. For example, from March 31, 2012 to March 31, 2013, our headcount increased from 619 to 839 employees, representing an increase of 220 employees. Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth.

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

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Revenue from our 10 largest customers, including the applicable OEMs, accounted for 93% and 83% of revenue during the three months ended March 31, 2012 and 2013, respectively, and 93% and 85% of revenue during the nine months ended March 31, 2012 and 2013, respectively. Our direct customer Facebook, Apple, through a reseller, and our OEM customer HP each accounted for 38%, 17%, and 16% of our revenue, respectively, during the three months ended March 31, 2012, 16%, less than 10%, and 19% of our revenue, respectively, during the three months ended March 31, 2013, 31%, 24%, and 17% of our revenue, respectively, during the nine months ended March 31, 2012, and 27%, 18%, and 17% of our revenue, respectively, during the nine months ended March 31, 2013. Our OEM customers Dell and IBM accounted for 11% and less than 10% of our revenue, respectively, during the three months ended March 31, 2012, 17% and 11% of our revenue, respectively, for the three months ended March 31, 2013, and each accounted for less than 10% of our revenue during the nine months ended March 31, 2012 and 2013. As a result of our revenue concentrations, our quarterly revenue and operating results are likely to fluctuate in the future and will be difficult to estimate.

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

Our gross margins fluctuate from period to period due primarily to product costs, customer mix, and product mix. From the three months ended March 31, 2012 through the three months ended March 31, 2013, our quarterly gross margins ranged from 52.1% to 61.8%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

•	demand for our products;

•	changes in customer, geographic, or product mix, including mix of configurations within products;

•	significant new customer deployments;

•	the cost of components and freight;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;

•	rebates, sales and marketing initiatives, discount levels, and competitive pricing;

•	changes in the mix between direct versus indirect sales;

•	the timing and amount of revenue recognized and deferred;

•	excess inventory levels or purchase commitments as a result of changes in demand forecasts or last time buy purchases;

•	write-downs due to excess and obsolete inventory;

•	possible product and software defects and related increased warranty or repair costs;

•	the timing of technical support service contracts and contract renewals;

•	expenses relating to licensed technology;

•	inventory stocking requirements to support new product introductions; and

•	product quality and service ability issues.

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

Prior to the three months ended March 31, 2011, we had incurred net losses in each quarter since our inception and again incurred net losses in the three months ended December 31, 2011, March 31, 2012, June 30, 2012, and March 31, 2013. We may incur losses in future periods as we continue to increase our expenses in all areas of our operations to support our growth. If our revenue does not increase to offset these expected increases in operating expenses, we will not be profitable. As of March 31, 2013, we had an accumulated deficit of $84.9 million.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, and future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, we have a full valuation allowance against our deferred tax assets. We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. To the extent that we generate positive income and expect, with reasonable certainty, to continue to generate positive income we may release all or a portion of our valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is made. The release of all or a portion of the valuation allowance will have a significant effect on our tax expense in the period it is released.

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

Moreover, on September 7, 2011, Solid State Storage Solutions, Inc., or S4, filed a lawsuit in U.S. District Court for the Eastern District of Texas against our company and eight other companies, alleging that our products infringed certain of the S4 patents. On February 25, 2013, the parties resolved this matter pursuant to a confidential agreement that releases us from past claims and includes a license to S4’s patent portfolio. Although we continue to dispute that our products infringe any valid claims of S4’s patents, the settlement enables us to avoid further legal defense costs and the diversion of management resources. On March 28, 2013, the U.S. District Court for the Eastern District of Texas approved the parties’ joint motion to dismiss the matter with prejudice.

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

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of May 2, 2013, we had 49 issued patents and 128 patent applications in the United States and 64 corresponding patent applications in foreign countries. We cannot assure you that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property.

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

If we do not successfully integrate our recent acquisitions, or if we do not otherwise achieve the expected benefits of the acquisitions, our growth may be adversely affected and our operating results may be materially harmed.

Since 2011, we have acquired three businesses. If we fail to successfully integrate the business, operations, and technologies of these acquired companies and assets, we may not realize the potential benefits of those acquisitions. The integration of these acquisitions, particularly the integration of NexGen, may be time-consuming and will result in the incurrence of ongoing expenses. If our integration efforts are not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. Even if our integration efforts are successful, we may not achieve anticipated synergies or other benefits of these acquisitions, including the anticipated benefits from the acquired technologies. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter difficulties, costs and delays involved in integrating these operations, including the following:

•	failure to successfully manage relationships with channel partners, customers, and other important relationships;

•	failure to maintain product development timelines and introduce new features in a timely manner;

•	failure of customers to purchase the new products of the combined company;

•	difficulties in successfully integrating the employees of the acquired companies;

•	challenges encountered in managing larger, more geographically dispersed operations;

•	loss of key employees;

•	diversion of the attention of management from other ongoing business concerns;

•	potential incompatibility of technologies and systems;

•	potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the acquisitions; and

•	potential incompatibility of business cultures.

If we do not meet the expectations of our existing customers or those of the acquired companies, then these customers may cease doing business with us altogether, which would harm our results of operations and financial condition.

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

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $19.00 per share at the IPO, our common stock has experienced an intra-day trading high of $41.74 per share and a low of $13.99 per share through May 2, 2013. Some of the factors affecting our volatility include:

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

As of May 2, 2013, our directors, executive officers, and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own approximately 39% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, could influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. In addition, the significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As a public company, we are incurring and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. In addition, new rules implemented by the U.S. Securities and Exchange Commission, or the SEC, and the New York Stock Exchange, require changes in corporate governance practices of public companies. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We will continue to incur additional costs associated with our public company reporting requirements. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

In March 2013, we completed the acquisition of the ID7 Entities pursuant to the Share Purchase Agreement dated as of March 13, 2013 by and among us and the shareholders of the ID7 Entities. The consideration paid for the acquisition of the ID7 Entities consisted, in part, of the issuance of 135,131 shares of our common stock to the former shareholders of the ID7 Entities. These shares were not registered under the Securities Act of 1933, as amended, or the Securities Act. In issuing these shares, we relied on the exemptions from registration under the Securities Act provided by Section 4(2) of the Securities Act and Regulation S promulgated by the SEC under the Securities Act, based in part on representations made by the intended recipients of such shares as to their status as accredited investors and non-U.S. persons and the determination that, in some cases, the transactions were exempt from registration as not involving an offer or sale within the meaning of the Securities Act.

Use of Proceeds from Registered Securities

Our initial public offering of common stock, or IPO, was made pursuant to a registration statement on Form S-1 (File No. 333-172683), which the SEC declared effective on June 8, 2011. As a result of the offering, we raised approximately $218.9 million in proceeds, net of underwriting discounts, commissions, and offering expenses. Through April 30, 2013, we used the net IPO proceeds to complete the acquisitions of IO Turbine, the ID7 Entities, and NexGen and for working capital and general corporate purposes, including expansion of our sales organization and further development and expansion of our product offerings.

Part II. Item 3. Defaults Upon Senior Securities

None.

Part II. Item 4. Mine Safety Disclosures

Not applicable.

Part II. Item 5. Other Information

None.

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of April 24, 2013, by and between Fusion-io, Inc., NexGen Storage, Inc. and certain other parties		8-K	001-35188	2.1	4/24/2013

10.12C	Third Amendment to Lease Agreement between Registrant and NOP Cottonwood 2825, LLC, dated March 15, 2013 (Building 10)	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUSION-IO, INC.

Dated:	May 7, 2013	By:	/S/ DAVID A. FLYNN
David A. Flynn
Chief Executive Officer

Dated:	May 7, 2013	By:	/S/ DENNIS P. WOLF
Dennis P. Wolf
Chief Financial Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of April 24, 2013, by and between Fusion-io, Inc., NexGen Storage, Inc. and certain other parties		8-K	001-35188	2.1	4/24/2013

10.12C	Third Amendment to Lease Agreement between Registrant and NOP Cottonwood 2825, LLC, dated March 15, 2013 (Building 10)	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.