Form 10-K
period 2013-06-30
FUSION-IO, INC.
filed 2013-08-28
CIK 1383729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,327,734,157 based on a closing sale price of $22.93 per share as reported for the New York Stock Exchange on December 31, 2012, which is the last business day of the registrant’s most recently completed second fiscal quarter. For the purpose of this calculation, shares of common stock held by the registrant’s current officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.0002 par value per share, outstanding as of August 15, 2013 was 100,155,006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be held on November 21, 2013.

Fusion-io, Inc.

Form 10-K

For the Fiscal Year Ended June 30, 2013

-i-

Fusion-io, Inc.

Form 10-K

For the Fiscal Year Ended June 30, 2013

Special Note Regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements include, but are not limited to, statements concerning our possible or assumed future results of operations, business strategies, financing plans, technological leadership, market opportunity, expectations regarding product acceptance, ability to innovate new products and bring them to market in a timely manner, ability to successfully increase sales of our software offerings as part of our overall sales strategy, expectations concerning our technologies, products and solutions, including our current and new ioMemory platforms, our ION Data Accelerator software, our virtualization acceleration software, our existing ioDrive and ioScale product lines and the ioControl hybrid storage system, competitive position and the effects of competition, industry environment, potential growth opportunities, ability to expand internationally, ability to expand in adjacent markets, the impact of quarterly fluctuations of revenue and operating results, changes to and expectations concerning gross margin, expectations concerning relationships with third parties, including channel partners, key customers and original equipment manufacturers, or OEMs, expectations regarding future revenues from our customers, levels of capital expenditures, future capital requirements and availability to fund operations and growth, the adequacy of facilities, impact and expectations concerning our acquisitions of the ID7 Ltd. and SCST Limited, or ID7 Entities, and NexGen Storage, Inc., or NexGen, the adequacy of our intellectual property rights, expectations concerning pending legal proceedings and related costs, the sufficiency of our issued patents and patent applications to protect our intellectual property rights, the effects of a natural disaster on us or our suppliers, our ability to resell inventory that we cannot use in our products due to obsolescence, our ability to maintain or grow our sales through OEMs and other channel partners and to maintain our relationships with those channel partners, including the timely qualification of our products for promotion and sale through those channels, particularly OEMs, OEMs continuing to design our products into their products, the importance of software innovation, and volatility regarding our provision for income taxes. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

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

Corporate Information

The Fusion-io, NexGen, ioControl, and Atomic design logos and the marks “Adaptive Flashback”, “ACM”, “Auto Commit Memory”, “directCache”, “Flashback”, “FlashScale”, “Fusion-io”, “Fusion Monitoring Service”, “Fusion Powered”, “Fusion Powered-IO”, “Fusion SureErase”, “Fusion Storage Target Software”, “ioCache”, “ioControl”, “ioControl Hybrid Storage”, “ioControl Operating Environment”, “ioDirector”, “ioDrive”, “ioDrive Duo”, “ioDrive2 Duo”, “ioDrive Octal”, “ioExpress”, “ioFX”, “ioMemory”, “ION Data Accelerator”, “ioSan”, “ioSphere”, “ioScale”, “ioTDX”, “ioTurbine”, “ioTurbine Desktop Scaler”, “ioVDI”, “ioXtreme”, “NexGen”, “NexGen Storage”, “OpenNVM”, “Powering Innovation”, “SureConnect”, “Transparent File Sharing”,“VSL”, “Virtual Storage Layer”, and “Write Vectoring” are our trademarks. This annual report on Form 10-K contains additional trade names, trademarks, and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by these other companies.

Part I. Item 1. Business

Overview

We provide solutions for enterprises, hyperscale datacenters, and small to medium enterprises, or SMEs, that accelerate databases, virtualization, mission-critical applications, cloud computing, big data, and information systems. These solutions help drive business from small enterprises to Fortune Global 500 companies and the world’s hyperscale leaders. Our integrated hardware and software platforms and solutions enable the acceleration of data and applications in legacy, open, and proprietary architectures. Our core technology leverages flash memory to significantly increase datacenter and computer-based information system efficiency, with enterprise grade performance, reliability, availability, and manageability. We sell our solutions through a global direct sales force, original equipment manufacturers, or OEMs, including Cisco, Dell, HP, and IBM, and other channel partners.

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

As of June 30, 2013, we had 938 employees globally. In fiscal 2013, we had three customers account for 10% or greater of our revenue, including our direct customer Facebook, Apple, through a reseller, and one of our OEMs, HP. We have experienced substantial growth over the past three years; our revenue was $197.2 million, $359.3 million, and $432.4 million in fiscal 2011, 2012, and 2013, respectively.

Our fiscal year end is June 30 and our fiscal quarters end on September 30, December 31, March 31, and June 30. Our fiscal years ended June 30, 2011, 2012, and 2013 are referred to herein as fiscal 2011, 2012, and 2013, respectively.

Recent Developments

In April 2013, we acquired 100% of the stock of NexGen Storage, Inc., or NexGen, a developer of hybrid storage systems based in Louisville, Colorado. The acquisition of NexGen adds to our storage solution portfolio and expands our reach into small to medium enterprise markets. The consideration transferred was $110.7 million, consisting of (i) $109.0 million in cash, (ii) $1.4 million in assumed stock options, and (iii) $0.3 million related to the elimination of intercompany balances. In addition, we agreed to pay $5.0 million in cash to one of the selling stockholders in 12 equal quarterly installments and 339,627 in shares of our common stock to another selling stockholder, which is subject to a repurchase right that lapses in 12 equal quarterly installments. The quarterly installments for both the cash and restricted stock amounts are subject to ongoing employment requirements. We also assumed NexGen’s options and restricted stock units that were unvested at the time of the merger that were converted into unvested options to purchase 822,927 shares of our common stock and 84,808 of our restricted stock units. Subsequent to the acquisition, we will recognize over the underlying future service period up to approximately $23.7 million of compensation expense related to the fair value of the cash, restricted stock, and the assumed stock-based awards. The assets, liabilities and operating results of NexGen are reflected in our consolidated financial statements following the date of acquisition.

In March 2013, we acquired 100% of the stock of ID7 Ltd. and SCST Limited, or the ID7 Entities, for total cash consideration of approximately $5.9 million. The ID7 Entities, located in England and Wales, are the primary developers of the SCST storage subsystem enabling enhanced shared storage software functionality for any Linux server or appliance. In connection with the acquisition, we issued 135,131 shares of our common stock to the former shareholders of the ID7 Entities, which is subject to a repurchase right, that lapse 25% after one year and the remaining 75% in 12 equal quarterly installments thereafter. Subsequent to the acquisition, we will recognize over the underlying future service period up to approximately $2.4 million of stock-based compensation expense related to the fair value of the restricted stock awards. The assets, liabilities and operating results of the ID7 Entities are reflected in our consolidated financial statements following the date of acquisition.

Industry Background

The profitability and long-term competitiveness of businesses increasingly depends on their ability to rapidly extract value from their information or data assets while addressing the following key challenges:

•	Growth in Quantity of Data — The amount of data that consumers and businesses are generating continues to grow at exponential rates.

•

Growth in Frequency of Access to Data — The number of users accessing information systems and the frequency of their access are also growing substantially. More devices, applications, and services are being used more frequently.

•

Growing Demand for Faster, More Relevant Responses — Businesses and consumers expect information systems to be real-time, on-demand, always-on, mobile, and highly responsive with pertinent information.

The traditional data processing and data management infrastructure many companies use today is unable to scale to meet these challenges and are subject to many of the following constraints:

•	Limited Financial Resources — All businesses must prioritize their finite financial resources to invest in their datacenter infrastructure and operations.

•

Limited Resources for Datacenters — Datacenters are highly specialized, require substantial energy, cooling, and space and impose long lead times to build. Therefore, businesses ultimately face limitations on their ability to expand, modify existing datacenters, or build new ones to meet the rapidly growing data processing demands.

•

Pressure to be Energy Efficient — Building new datacenters or expanding existing datacenters causes substantial increases in energy consumption and its carbon footprint impact on the environment forcing enterprises to better leverage their resources.

To address this increased growth in quantity of data, frequency of data access, and performance demands, enterprises are seeking alternatives to deploying costly and inefficient datacenter architectures and wasteful infrastructures. Similarly, small to medium enterprises are driven to optimize capital and operating expenses by leveraging technology to not only meet their information technology, or IT, requirements but also to add new levels of business opportunities and product offerings.

Technology

Our approach significantly improves datacenter efficiency, scalability, and application performance or data processing. This is accomplished through advanced hardware and software architectures that improve performance, density, reliability, form factor, and management of NAND flash memory in mission-critical data intensive, storage or memory latency-sensitive applications.

ioMemory Architecture

Fusion-io’s ioMemory architecture is a sub-system that aggregates, protects, and manages a large array of industry-standard NAND flash chips through our proprietary data-path hardware controller and our virtual storage layer, or VSL, software. The ioMemory architecture creates a reliable tier of high-capacity low-latency memory that natively attaches to a server’s PCI-Express peripheral bus, or PCIe, with the following enterprise characteristics:

•

Speed — Our architecture leverages flash memory media, which has up to 200,000 times the input output, or I/O, performance of an equivalent capacity mechanical spinning disk drive. Faster I/O results in low latency response times and high bandwidth processing that are critical to achieving better application and system-level performance. This I/O improvement is accomplished with our proprietary data-path hardware controller that combines the parallel performance from many NAND flash memory chips supported by our VSL software that avoids the bottlenecks of networks, storage protocols and buses, embedded central processing units, or CPUs, and offload controllers.

•

Density — Our architecture leverages flash memory media, which has up to 100 times the capacity density of dynamic random access memory, or DRAM, but with the persistence of traditional storage. Our data-path controller aggregates large quantities of flash memory chips while our VSL software allows us to manage the sub-system at both a chip and sub-chip, or die level, in a single design.

•

Reliability — We protect the data managed by our ioMemory architecture against corruption and loss due to inherent flash memory defects, operating system or application software failures, and sub-system power interruptions. Our Adaptive Flashback Protection, an advanced self-healing technology, is capable of recognizing, correcting, and resurrecting lost data in the flash-based storage sub-system. This is accomplished by using advanced bit error correction, proactive data integrity monitoring of stored data, and dedicated memory chips to automate the repair of failed NAND blocks in real-time. Our PowerCut technology protects in-process data in the event of a power loss.

•

Form Factor — By utilizing the industry-standard PCIe specification, our products operate at the highest performance levels, conform to electrical and mechanical standards, and can be installed into a server’s PCIe expansion slots, allowing customers to use our products either in new or existing server datacenter equipment.

•

Manageability — Our ioSphere Platform Management Software is a suite of management software purpose-built for our storage memory infrastructure and designed around our ioMemory acceleration platform. ioSphere software is accessible through a graphical user interface that enables datacenter administrators to centrally configure, monitor, manage, and tune all distributed ioMemory devices throughout the datacenter. In addition, this software offers real-time, predictive, and historical reporting of ioMemory’s performance and wear.

Virtual Storage Layer Software

Our VSL software enables ioMemory to exist as a new data storage memory tier within the enterprise server and operate with more efficiency and capability than traditional storage systems using embedded controllers. VSL software integrates with the server’s operating system and provides native access to data stored on ioMemory, bypassing legacy storage input/output interfaces. In doing so, VSL software allows:

•

Symmetrical Performance — Servers can achieve significantly increased application and data processing performance due to ioMemory’s low latency access and high bandwidth throughput. Non-volatile memory, including NAND Flash memory, is inherently asymmetrical in that read, program, and erase times are different, resulting in divergent read and write access performance. VSL software allows applications to read and write with nearly equivalent times by means of a log-structured data store that completes data transactions in microseconds as opposed to alternative high performance filing systems that complete data transactions in milliseconds, which implies an approximately 1,000 times improvement in storage performance.

•

Extensibility — Because VSL software is field upgradeable and architecturally extensible, we are able to add new features including data-tiering, caching software and quality of service for single host, virtual server, and shared storage environments.

•	Interoperability — VSL software runs on a variety of open and commercially available operating systems, including Windows, Linux, VMware ESX/ESXi, Solaris, and Mac OS X.

Products

Our portfolio of storage memory products packages ioMemory hardware combined with our VSL software into a family of products suitable for direct, shared, and cached acceleration environments. Each product family leverages the cost economics and management simplicity of industry-standard servers combined with ioMemory, VSL, and additional software as necessary.

Direct Acceleration

Direct acceleration is provided by our ioDrive, ioScale, and ioFX enterprise grade PCIe-products that leverage flash and are placed in x86 servers or workstations to directly accelerate locally hosted applications. By locating process-critical, or “active,” data close to the host’s CPU, direct acceleration provides extremely high performance for local applications.

•	ioDrive — Our ioDrive products are optimized for the stringent reliability, performance and extended life-cycle needs of enterprise customers.

•	ioScale — Our ioScale products are optimized for the low cost demands and high capacity requirements of hyperscale datacenters cost sensitive applications.

•

ioFX — Our ioFX products are designed for the price-sensitive professional workstation market and offer enhanced heat dissipation features given restricted ventilation common in workstation chassis designs.

We classify our ioDrive, ioScale, and ioFX products based on capacity, latency, bandwidth, and input/output operations per second, or IOPS.

Shared Acceleration

Shared acceleration is provided by our specialized ION Data Accelerator or ioControl software combined with ioMemory, VSL, and industry-standard servers. Our shared acceleration products allow flash memory acceleration to be deployed centrally and accessed by many servers connected to a storage area network.

•

ION Data Accelerator — Our ION Data Accelerator software transforms industry-standard servers with our ioDrive and ioScale products into all flash shared storage appliances. ION Data Accelerator appliances offer the highest shared storage performance and enable the reliability, and management benefits of ioMemory and VSL to be shared across many servers connected over industry-standard storage area networks including Fibre Channel, Infiniband and Ethernet. Available as a fully integrated appliance or as stand-alone software, our ION Data Accelerator enables OEMs and value-added resellers, or VARs, to create a customized appliance for shared storage application acceleration. ION Data Accelerator offers a number of sophisticated storage features, including the creation of redundant array of independent disks, or RAID, sets, management of logical unit numbers, or LUNs, and monitoring through support of the simple network management protocol, or SNMP.

•

ioControl — Our ioControl software transforms industry-standard servers with our ioDrive and ioScale products into hybrid, or flash and disk, shared storage appliances. ioControl appliances combine ioMemory performance with cost-effective high-capacity spinning disks in an integrated solution that can be shared across many application servers but with the ability to provision, prioritize, and control shared storage performance. Available as a fully integrated appliance, our ioControl appliances enable VARs to introduce flash acceleration to cost-sensitive customers. ioControl offers a number of sophisticated storage features, including data-tiering between flash and disk, Ethernet or internet small computer system interface, or iSCSI, connectivity, quality of service to manage performance across applications, and snapshot services to meet recovery point and time objectives.

Virtualization Acceleration

Our virtualization acceleration software is specialized to transparently leverage flash resident in direct or shared environments by accelerating the storage demands of commercially available and open source applications software. Our software virtualizes available flash to intelligently apply acceleration for active data while directing persistent data to existing shared storage infrastructure. This capability allows enterprises to realize the benefits of our technology without replacing or modifying their existing datacenter infrastructure. Our ioTurbine software is compatible with our ioDrive, ioScale, ION Data Accelerator, and ioControl products and is sometimes supported with other vendor flash memory.

•

ioTurbine — Our ioTurbine software supports intelligent flash acceleration in VMware, Windows, and Linux environments. The ioTurbine software intelligently accelerates active data while directing persistent data to shared storage from us or other vendors. For VMware environments, the ioTurbine software fully and dynamically supports VMware features, such as vMotion, that require shared storage for persistent data.

•	ioCache — Our ioCache product bundles ioTurbine software with our ioMemory products for simple deployment as an integrated offering.

•

ioVDI — Our ioVDI software is a new technology that is specifically designed to accelerate virtual desktops hosted on flash accelerated servers. The ioVDI software intelligently directs non-essential desktop data to local flash with our Write Vectoring feature and takes advantage of common desktop files using our Transparent File Sharing feature to deliver desktop performance that compares to physical desktops even during peak load periods.

OEM Products

Our OEMs, including Cisco, Dell, HP, and IBM, sell branded storage memory solutions based on our standard products as well as custom form-factor versions to fit specific applications. For example, HP offers a tailored version of our technology in a form-factor specific to its C-class blade servers, which it markets as “HP StorageWorks IO Accelerator”. Similarly, IBM incorporates a tailored version of our ioDrive product into its “InfoSphere Smart Analytics System 5600” and “WebSphere XC10 Middleware” appliances. Cisco offers Fusion-io ioMemory based products developed specifically for its unified computing system, or UCS, blade servers.

Sales and Marketing

We sell our products through our global direct sales force, OEMs, and other channel partners. Our direct sales teams are comprised of a combination of a field sales representative, systems engineers, and a sales development representative. Each sales team is responsible for either a geographical territory, market vertical, or has responsibility for a number of named major accounts. The sales cycle from the time of initial prospect qualification to completion of an initial sale may take a few days to several months or more for larger accounts. After initial deployment, our sales teams focus on ongoing account management and the development of follow-on sales. A majority of the sales opportunities are directly fulfilled via our OEMs and other channel partners.

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

Solutions

Our products are used to accelerate performance-sensitive applications that impact the revenue, cost, and quality of services delivered by our customers. Our customers’ critical applications are relational databases, server virtualization, virtual desktop infrastructure, or VDI, and big data. We selectively work with application developers to ensure compatibility, optimize performance, and provide best practices on deployment.

•

Relational Databases — Relational databases common to business and mission critical data center environments are especially sensitive to I/O performance available from servers and storage systems. Our direct, caching and shared acceleration products are used to accelerate many relational databases including Microsoft SQL Server, Oracle and Oracle RAC, MySQL, Percona, SkySQL, and MariaDB.

•

Server Virtualization — Server virtualization consolidates server infrastructure, load-balances applications across server hardware, and increases application reliability through virtual machine migration, high availability, and replication features that place heavy I/O loads on datacenter server and storage resources. Our shared acceleration products are used to accelerate VMware ESXi, Microsoft Hyper-V, and RedHat KVM environments while our caching acceleration products are used to accelerate VMware virtual server environments.

•

Virtual Desktops — Virtual desktops are desktop images hosted on centralized server and storage infrastructure for security or simplified desktop management. Hosted desktop performance is directly tied to available I/O, particularly during common boot times known as boot or login storms. Our direct, caching, and shared acceleration products are used to accelerate VM Horizon View and Citrix XenDesktop virtual desktops to deliver performance comparable to physical desktops.

•

Big Data — Big Data applications are increasingly being used to discover correlations across massive data sets that can be used for business, government, healthcare, and research applications. Our direct acceleration products are used to accelerate big data performance for applications such as Cassandra and MongoDB where I/O processing is critical to the timely completion of reliable analytic, search, and reporting processes.

Customers

Our products are used in a variety of markets such as financial services, Internet, technology, education, retail, manufacturing, energy, life sciences, and government.

We generally sell pursuant to individual purchase orders from direct customers and under various master supply or reseller agreements. Our 10 largest customers, including the applicable OEM customers, accounted for an aggregate of 92%, 91%, and 84% of our revenue in fiscal 2011, 2012, and 2013, respectively. The composition of the group of our largest customers changes from period to period. Our direct customer Facebook, Apple, through a reseller, and OEM customer HP, each accounted for 30%, 25%, and 17% of our revenue, respectively, in fiscal 2012 and 29%, 15%, and 17% of our revenue, respectively, in fiscal 2013. We expect that sales of our products to a limited number of customers will continue to account for a majority of our revenue in the foreseeable future.

Customer Support

We offer standard warranty service and support with our products, including those sold directly or through resellers. This includes periodic software updates and maintenance releases and patches, if-and-when available, and other product support such as Internet access to technical content and 24-hour telephone and email access to technical support personnel. Our OEMs provide primary product support for our products sold by them. We also sell premium-tiered support and subscriptions pursuant to service contracts. Service contracts typically have a one to five year term. Our support personnel are primarily based in San Jose, California and Salt Lake City, Utah. We began expansion internationally with technical support personnel located to service our global customer base in Asia-Pacific and European geographies.

Research and Development

Our research and development efforts are focused primarily on improving and enhancing our existing products and developing new and next generation solutions on a regular cadence to maintain our competitive position. Our hardware platform roadmap leverages changes in NAND geometries to deliver higher levels of performance, reliability, customer return on investment, or ROI, and total cost of ownership, or TCO. We believe that software is critical to maintaining existing and expanding our leadership in leveraging data decentralization architectures and application acceleration. To date, we have not had significant software sales, but we are devoting the majority of our research and development resources to software development including value added software such as third party infrastructure and applications. We also intend to enhance our VSL, ioTurbine, ION Data Accelerator, ioSphere, ioControl, and data-tiering software. Our engineering team has extensive operating system expertise, including Linux kernel contributors and developers with expertise in a variety of other operating systems. We work closely with our customers to understand their current and future needs and have designed a product development process that integrates our customers’ feedback.

We believe the timely development of new products is essential to maintaining our competitive position. As of June 30, 2013, we had 376 employees in our research and development organization, substantially all of whom were located at our locations in Salt Lake City, Utah, San Jose, California, and Boulder, Colorado. We supplement our research and development efforts with third-party developers and contractors. We also test our products to certify and ensure interoperability with third-party hardware and software products, including PCIe interoperability and OEM certification. We plan to dedicate significant resources to these continued research and development efforts.

Our research and development expenses were $27.2 million, $60.0 million, and $95.5 million in fiscal 2011, 2012, and 2013, respectively.

Manufacturing

We outsource manufacturing of our hardware products using a limited number of contract manufacturers. We procure a majority of the components used in our products directly from third-party vendors and have them delivered to our contract manufacturers for manufacturing and assembly. Once our contract manufacturers perform sub-assembly and quality tests, they are assembled to our specified configurations. We perform final manufacturing assurance tests, labeling, final configuration, including a final firmware installation and fulfillment to our customers.

Our demand driven manufacturing flow process is designed to minimize the amount of inventory that we are required to maintain and meet customer demand while supporting mix-model production. We place orders with our contract manufacturers on a purchase order basis and, in general, we engage our contract manufacturers to manufacture products to meet our forecasted demand or when our inventories drop below certain levels. Our agreements with our contract manufacturers require us to provide regular forecasts for orders. However, we may cancel or reschedule orders, subject to applicable notice periods and fees, and delivery schedules requested by us in these purchase orders vary based upon our particular needs. Our contract manufacturers work closely with us to ensure design for manufacturability, design for testability, and product quality.

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

Competition

We believe that the most important competitive factor in our market is to provide a comprehensive platform with the following attributes:

•	hardware solutions incorporating persistent memory in sufficient capacity and rate of access, in a form factor that can be natively integrated within industry-standard servers;

•	ability to leverage commodity NAND supplies at the leading edge lithographies for the highest density, lowest cost solutions;

•	software that can virtualize persistent memory and storage resources and govern the flow and management of data between storage and the server;

•	software applications and extensions that enable these platforms to be utilized within both new and existing datacenter architectures; and

•	software that centrally configures, manages, and monitors this new distributed data infrastructure.

Other principal factors affecting our market include:

•	application performance, including consistent low latency, symmetrical IOPs, and high bandwidth;

•	enterprise grade data endurance, reliability, retention, and availability not inherent in mainstream NAND Flash memory;

•	ease of management;

•	space efficiency;

•	energy efficiency;

•	low total cost of ownership; and

•	high return on investment.

We believe that we compete favorably against our competitors on the basis of these factors.

Our direct acceleration products compete with various traditional datacenter architectures, including high performance server and storage approaches. These may include offerings from traditional data storage providers, including storage array vendors such as EMC, which typically sell centralized storage products as well as high-performance storage approaches utilizing solid state disks, as well as vertically integrated appliance vendors such as Oracle. In addition, we may also compete with enterprise solid state disk vendors such as Huawei Technologies, Intel, LSI, Marvell Semiconductor, Micron Technology, OCZ Technology Group, Samsung Electronics, SanDisk, Seagate Technology, Toshiba, Western Digital, and other privately held companies. A number of new, privately held companies are currently attempting to enter our market, one or more of which may become significant competitors in the future.

Our shared acceleration products compete with proprietary integrated flash appliances from EMC, Dell, flash-based storage products by HP, NetApp, TMS by IBM, and other privately held companies.

Our virtualization acceleration products compete with solutions from Adaptec, EMC, LSI, Oracle, Sandisk, and Western Digital, as well as several open source software solutions and other software-based hardware cache solutions being developed by privately held companies.

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

We have 55 issued patents and 139 patent applications in the United States and 4 issued patents and 54 patent applications in foreign countries, as of August 15, 2013 relating to non-volatile solid state storage, non-volatile solid state memory, software acceleration, and related technologies. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any patents that may issue may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them.

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

Employees

We believe the expertise of our people and our technology focused culture is a key enabler of our technology leadership. Our team has a broad range of expertise across operating systems, datacenter software, systems, storage, networking, and servers. As of June 30, 2013, we had 938 employees. None of our employees is represented by a labor organization or is a party to any collective bargaining arrangement, except to the extent required by the laws of certain foreign jurisdictions. We have never had a work stoppage, and we consider our relationship with our employees to be good.

Financial Information about Segments and Geographic Areas

We operate our business in one segment. The segment and geographic information required herein is contained in Note 1 “Segment and Geographic Information” in the notes to our consolidated financial statements.

Additional Information

Company Website and Public Filings. We maintain a corporate website at www.fusionio.com. Except as explicitly noted, the information on our website is not incorporated by reference in this annual report on Form 10-K, or in any other filings with, or in any information furnished or submitted to the SEC.

We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

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

We were founded in December 2005 and sold our first products in April 2007. The majority of our revenue growth has occurred since December 31, 2009. We continue to innovate and develop enterprise data acceleration solutions. For example, we expanded our line of PCIe attached Flash product lines to include both performance and cost optimized solutions, released and upgraded our ION Data Accelerator software, acquired hybrid storage solutions for the SME market, added extensions to our virtualization and automated data-tiering caching software, and introduced industry standard application programming interfaces, or APIs, under the OpenNVM initiative. In addition, our current management team has only been working together for a relatively short period of time. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described herein. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.

Our revenue growth rate in recent periods is not expected to recur in the near term and may not be indicative of our future performance.

You should not consider our revenue growth in recent periods as indicative of our future performance. In future periods, we do not expect to achieve similar percentage revenue growth rates as have achieved in some past periods. We have experienced in the past, and continue to expect to experience, substantial concentrated purchases by customers to complete or upgrade large-scale datacenter deployments. As illustrated in the three months ended March 31, 2013 and June 30, 2013, our revenue in any particular quarterly period could be disproportionately affected if this trend continues. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

We have experienced rapid growth in recent periods and we may not be able to sustain or manage any future growth effectively.

We have significantly expanded our overall business, customer base, headcount, and operations, and we anticipate that we will continue to grow our business. For example, from June 30, 2012 to June 30, 2013, our headcount increased from 669 to 938 employees, representing an increase of 269 employees. Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth.

To manage our growth successfully, we believe we must effectively, among other things:

•	maintain and extend our leadership in enterprise, hyperscale, and SME data acceleration;

•	maintain and expand our existing OEM and channel partner relationships and develop new OEM and channel partner relationships;

•	forecast and control expenses;

•	recruit, hire, train, and manage additional research and development and sales personnel;

•	expand our support capabilities;

•	enhance and expand our distribution and supply chain infrastructure;

•	manage inventory levels;

•	enhance and expand our international operations; and

•	implement, improve, and maintain our administrative, financial and operational systems, procedures, and controls.

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

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. During fiscal 2011, 2012, and 2013, sales to the 10 largest customers in each period, including the applicable OEMs, accounted for approximately 92%, 91%, and 84% of revenue, respectively. Our direct customer Facebook, Apple, through a reseller, and our OEM customer HP, each accounted for 29%, 15%, and 17% of our revenue, respectively, in fiscal 2013.

As a consequence of our limited number of large customers and the concentrated nature of their purchases, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to estimate. For example, any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially impact our revenue and operating results in any quarterly period. Additionally, our revenue and operating results could be adversely affected if any of these larger customers purchase our competitors’ products instead of purchasing our products. We typically have limited visibility into the timing and size of purchases by our larger customers. We cannot provide any assurance that we will be able to sustain or increase our revenue from our larger customers or that we will be able to offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future, but that competition for these sales will increase. The loss of, or a significant delay or reduction in purchases by or change in the purchasing patterns of, a small number of significant customers could materially harm our business and operating results.

Our gross margins are impacted by a variety of factors, are subject to variation from period to period, and are difficult to predict.

Our gross margins fluctuate from period to period due primarily to product costs, customer mix, and product mix. Over fiscal 2013, our quarterly gross margins ranged from 55.1% to 61.8%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

•	demand for our products;

•	rebates, sales and marketing initiatives, discount levels, and competitive pricing;

•	changes in customer, geographic, or product mix, including mix of configurations within products;

•	significant new customer deployments;

•	the cost of components and freight;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;

•	our growth strategy;

•	changes in the mix between direct versus channel sales;

•	the timing and amount of revenue recognized and deferred;

•	excess inventory levels or purchase commitments as a result of changes in demand forecasts or last time buy purchases;

•	write-downs due to excess and obsolete inventory;

•	possible product and software defects and related increased warranty or repair costs;

•	the timing of technical support service contracts and contract renewals;

•	expenses relating to licensed technology;

•	inventory stocking requirements to mitigate supply constraints, accommodate unforeseen demand, or support new product introductions; and

•	product quality and service ability issues.

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

The future growth of our sales to OEMs is dependent on OEM customers incorporating our products into their server and data storage systems and the OEM’s sales efforts. Any failure to grow our OEM sales and maintain relationships with OEMs could adversely affect our business, operating results, and financial condition.

Sales of our products to OEMs represent a significant portion of our revenue and we anticipate that our OEM sales will constitute a substantial portion of our future sales. In some cases, our products must be designed into the OEM’s products. If that fails to occur for a given product line of an OEM, we would likely be unable to sell our products to that OEM for such product line during the life cycle of that product. Even if an OEM integrates one or more of our products into its server, data storage systems or appliance solutions, we cannot be assured that its product will be commercially successful, and as a result, our sales volumes may be less than anticipated. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products, if their own systems are not commercially successful or if they decide to pursue other strategies or for any other reason, including the incorporation or development of competing products by these OEMs. Moreover, our OEM customers may not devote sufficient attention and resources to selling our products. We may not be able to develop or maintain relationships with OEMs for a number of reasons, including because of the OEM’s relationships with our competitors or prospective competitors or other incentives that may not motivate their internal sales forces to promote our products. In addition, direct sales of our ioDrive and ioScale product lines may compete with products sold by our OEM partners, and our OEM partners may compete directly with our other OEM partners, which may affect the commitment of our OEM partners to sell our products. Even if we are successful in selling through OEMs, sales through OEMs could result in a lower gross margin business than our direct sales business. If we are unable to grow our OEM sales, if our OEM customers’ systems incorporating our products are not commercially successful, if our products, including new and next generation products, are not designed into a given OEM product cycle, if we fail to minimize conflicts between our channel partners, in particular OEMs, if our OEM customers do not timely qualify our products for promotion or sale by them, or if our OEM customers significantly reduce, cancel, or delay their orders with us, our revenue would suffer and our business, operating results, and financial condition could be materially adversely affected.

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

Alternatively, we could carry insufficient inventory, and we may not be able to satisfy demand, which could have an adverse effect on our customer relationships or cause us to lose potential sales.

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

Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments, and acceptance of our products in any quarter;

•	our ability to control the costs of the components we use in our hardware products;

•	our ability to timely adopt subsequent generations of non-volatile memory components into our hardware products;

•	disruption in our supply chains, component availability, and related procurement costs;

•	reductions in customers’ budgets for information technology purchases;

•	delays in customers’ purchasing cycles or deferments of customers’ product purchases in anticipation of new products or updates from us or our competitors;

•	delays in customers’ purchasing cycles or deferments of customers’ product purchases due to data center physical expansion or facility construction;

•	fluctuations in demand and prices for our products;

•	changes in industry standards in the data storage industry;

•	our ability to develop, introduce, and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades or announcements by us or our competitors;

•	any change in the competitive dynamics of our markets, including new entrants or discounting of product prices;

•	our ability to retain or hire employees;

•	our ability to control costs, including our operating expenses; and

•	future accounting pronouncements and changes in accounting policies.

The occurrence of any one of these risks could negatively affect our operating results in any particular quarter, which could cause the price of our common stock to decline.

We have incurred significant net losses during our limited operating history and may not consistently achieve or maintain profitability.

Prior to the three months ended March 31, 2011, we had incurred net losses in each quarter since our inception and again incurred net losses in the three months ended December 31, 2011, March 31, 2012, June 30, 2012, March 31, 2013, and June 30, 2013. We may incur losses in future periods as we continue to increase our expenses in all areas of our operations to support our growth. If our revenue does not increase to offset these expected increases in operating expenses, we will not be profitable. As of June 30, 2013, we had an accumulated deficit of $108.8 million.

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

Significant judgment is required to determine the recognition and measurement attribute as prescribed in the income tax accounting standards. In addition, these standards apply to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital.

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

We also sell to OEMs that incorporate our solutions into their products, which can require an extended evaluation, testing, and qualification process before our product is approved for inclusion in one of their product lines. We also may be required to customize our product to interoperate with an

OEM’s product, which could further lengthen the sales cycle for OEM customers. In addition, an OEM may align the announcement of our products in conjunction with their fixed product release cycle and may further add delay when not aligned with the current cycle. The length of our sales cycle for an OEM makes us susceptible to the risk of delays or termination of orders if end-users decide to delay or withdraw funding for datacenter projects, which could occur for various reasons, including global economic cycles and capital market fluctuations.

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

The market for data storage products is highly competitive, and we expect competition to intensify in the future. Our direct acceleration products compete with various traditional datacenter architectures, including high performance server and storage approaches. These may include offerings from traditional data storage providers, including storage array vendors such as EMC Corporation, which typically sell centralized storage products as well as high-performance storage approaches utilizing solid state disks, as well as vertically integrated appliance vendors such as Oracle or a number of all Flash or hybrid array startups. In addition, we may also compete with enterprise solid state disk vendors such as Huawei Technologies, Intel, LSI, Marvell Semiconductor, Micron Technology, OCZ Technology Group, Samsung Electronics, SanDisk, Seagate Technology, Toshiba, Western Digital, and other privately held companies. A number of new, privately held companies are currently attempting to enter our market, one or more of which may become significant competitors in the future.

Our shared acceleration products compete with proprietary integrated flash appliances from EMC, Dell, flash-based storage products by HP, NetApp, TMS by IBM, and other privately held companies.

Our virtualization acceleration products compete with solutions from Adaptec, EMC, LSI, Oracle, Sandisk, and Western Digital, as well as several open source software solutions and other software-based hardware cache solutions being developed by privately held companies.

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

The market for non-volatile storage memory products is developing, segmenting, and rapidly evolving, which makes it difficult to forecast end-user adoption rates and demand for our products.

The market for non-volatile storage class memory products is developing, segmenting, and rapidly evolving. Accordingly, our future financial performance will depend in large part on growth in this market and on our ability to adapt to emerging demands in this market. Sales of our products currently are dependent in large part upon demand in markets that require high performance data storage solutions such as computing, Internet, and financial services. It is difficult to predict with any precision end-user adoption rates, end-user demand for our products or the future growth rate and size of our market. The rapidly evolving nature of the technology in the data storage products market, as well as other factors that are beyond our control, reduce our ability to accurately evaluate our future outlook and forecast quarterly or annual performance. Our products may never reach mass adoption, and changes or advances in technologies could adversely affect the demand for our products. Further, although Flash-based data storage products have a number of advantages compared to other data storage alternatives, Flash-based storage devices have certain disadvantages as well, including a higher price per gigabyte of storage, potentially shortened product lifespan, more limited methods for data recovery and lower performance for certain uses, including sequential input/output transactions and increased utilization of host system resources than traditional storage, and may require end-users to modify or replace network systems originally made for traditional storage media. A reduction in demand for Flash-based data storage caused by lack of end-user acceptance, technological challenges, competing technologies, and products or otherwise would result in a lower revenue growth rate or decreased revenue, either of which could negatively impact our business and operating results.

If our industry experiences declines in average sales prices, it may result in declines in our revenue and gross profit.

The industry for data storage products is highly competitive and has historically been characterized by declines in average sales prices. It is possible that the market for decentralized storage solutions could experience similar trends. Our average sales prices could decline due to pricing pressure caused by several factors, including competition, the introduction of competing technologies, the worldwide supply of Flash-based or similar memory components, our manufacturing efficiencies, implementation of new manufacturing processes, and expansion of manufacturing capacity by component suppliers. If we are required to decrease our prices to be competitive and are not able to offset this decrease by improvements in our cost of goods, increases in volume of sales or the sales of new products with higher margins, our gross margins and operating results would likely be adversely affected.

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

Our products must interoperate with operating systems, software applications and hardware that are developed by others and if we are unable to devote the necessary resources to ensure that our products interoperate with such software and hardware, we may fail to increase, or we may lose, market share and we may experience a weakening demand for our products.

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

Our success and future growth depends to a significant degree on the skills and continued services of our key technical, sales, and management personnel. In particular, we are highly dependent on the services of our Chief Executive Officer, Shane Robison. Our employees generally work for us on an at-will basis, and we could experience difficulty in retaining members of our senior management team. We do not have “key person” life insurance policies that cover any of our officers or other key employees. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products, and negatively impact our business, prospects, and operating results.

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

Most of our sales are on an open credit basis. As a general matter, we monitor individual customer payment capability in granting open credit arrangements and may limit these open credit arrangements based on creditworthiness. We also maintain allowances we believe are adequate to cover exposure for doubtful accounts. Although we have programs in place that are designed to monitor and mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed.

We currently rely on contract manufacturers to manufacture our products, and our failure to manage our relationship with our contract manufacturers successfully could negatively impact our business.

We rely on several contract manufacturers to manufacture our products. We continue to evaluate other contract manufacturers. Our reliance on these contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs, and product supply. If we fail to manage our relationships with these contract manufacturers effectively, or if these contract manufacturers experience delays, disruptions, capacity constraints, or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we are required to change contract manufacturers or assume internal manufacturing operations, we may lose revenue, incur increased costs, and damage our customer relationships. Qualifying a new contract manufacturer and commencing production is expensive and time-consuming. We may need to increase our component purchases, contract manufacturing capacity, and internal test and quality functions if we experience increased demand. The inability of these contract manufacturers to provide us with adequate supplies of high-quality products, could cause a delay in our order fulfillment, and our business, operating results, and financial condition would be adversely affected.

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

It is common in the storage and networking industries for component vendors to discontinue the manufacture of, or experience lack of supply on, certain types of components from time to time due to evolving technologies and changes in market demands. A supplier’s discontinuation or allocation of a particular type of component, such as a specific type of NAND Flash memory, may require us to make significant “last time” or higher cost purchases of component inventory that is being discontinued or limited by the vendor to ensure supply continuity until the transition to products based on next generation components or until we are able to secure an alternative supply. To the extent we purchase insufficient component inventory in connection with these discontinuations or allocations, we may experience delayed shipments, order cancellations or otherwise purchase more expensive components to meet customer demand, which could result in reduced gross margins. Alternatively, to the extent we purchase excess component inventory that we cannot use in our products due to obsolescence, we could be required to reduce or write-off the carrying value of inventory or be required to sell the components at or below our carrying value, which could reduce our gross margins.

Our business may be adversely affected if we encounter difficulties as we upgrade our enterprise resource planning system, or ERP, and other information technology systems.

We have substantially completed the upgrade of our ERP system and other information technology systems. Because we are in the process of upgrading and improving these systems, this upgrading and improvement poses a risk to our internal controls over financial reporting and to our business operations. Disruptions or difficulties in upgrading and improving these systems or the related procedures or controls could adversely affect both our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain, and collect our receivables. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.

We will need to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and the failure to do so could have a material adverse effect on our business and stock price.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our compliance with Section 404 may require us to continue to incur substantial expense and expend significant management efforts. If we are unable to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm notes or identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of August 15, 2013, we had 55 issued patents and 139 patent applications in the United States and 4 issued patents and 54 patent applications in foreign countries. We cannot assure you that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property.

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

Since 2011, we have acquired three businesses. If we fail to successfully integrate the businesses, operations, and technologies of these acquired companies and assets, we may not realize the potential benefits of those acquisitions. The integration of these acquisitions, particularly the integration of NexGen, may be time-consuming and will result in the incurrence of ongoing expenses. If our integration efforts are not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. Even if our integration efforts are successful, we may not achieve anticipated synergies or other benefits of these acquisitions, including the anticipated benefits from the acquired technologies. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter difficulties, costs and delays involved in integrating these operations, including the following:

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

We currently maintain operations outside of the United States. We have been expanding and intend to continue to expand these operations in the future. We have limited experience operating in foreign jurisdictions. Our inexperience in operating our business outside of the United States increases the risk that our international expansion efforts may not be successful. In addition, conducting and expanding international operations subjects us to new risks that we have not generally faced in the United States. These include: exposure to foreign currency exchange rate risk; difficulties in managing and staffing international operations; the increased travel, infrastructure, and legal compliance costs associated with multiple international locations; potentially adverse tax consequences; the burdens of complying with a wide variety of foreign laws, including trade barriers, and different legal standards; increased financial accounting and reporting burdens and complexities; political, social and economic instability abroad, terrorist attacks, and security concerns in general; and reduced or varied protection for intellectual property rights in some countries. The occurrence of any one of these risks could negatively affect our international business and, consequently, our business, operating results, and financial condition generally.

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

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $19.00 per share at the IPO, our common stock has experienced an intra-day trading high of $41.74 per share and a low of $10.66 per share through August 15, 2013. Some of the factors affecting our volatility include:

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

Part I. Item 1B. Unresolved Staff Comments

None.

Part I. Item 2. Properties

Our headquarters occupy approximately 153,000 square feet in Salt Lake City, Utah under leases that expire in September 2021. We have an option to extend these leases to September 2026. Our principal office for sales and marketing occupies approximately 79,000 square feet in San Jose, California, under a lease that expires in March 2019. We lease space in locations throughout the United States and various international locations for operations and sales personnel. We believe that our current facilities are adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

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

Part I. Item 4. Mine Safety Disclosures

None.

Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock began trading publicly on the New York Stock Exchange under the ticker symbol “FIO” on June 9, 2011. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sale prices of our common stock as reported by the New York Stock Exchange since our initial public offering, or IPO.

	High	Low
Fiscal 2011
Fourth Quarter (beginning June 9, 2011 through June 30, 2011)	$36.98	$19.28
Fiscal 2012
First Quarter	$35.67	$14.90
Second Quarter	$41.74	$16.83
Third Quarter	$33.87	$21.84
Fourth Quarter	$29.61	$17.45
Fiscal 2013
First Quarter	$31.46	$17.70
Second Quarter	$32.63	$21.14
Third Quarter	$24.18	$15.10
Fourth Quarter	$20.20	$12.72

On August 15, 2013, the closing stock price of our common stock was $10.80.

Holders of Record

As of August 15, 2013, there were approximately 52 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers, and other financial institutions.

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

The following graph shows a comparison from June 9, 2011 (the date our common stock commenced trading on the New York Stock Exchange) through June 30, 2013 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Information Technology Sector Index. Data for the S&P 500 Index and the S&P 500 Information Technology Sector Index assume reinvestment of dividends. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Return among Fusion-io, Inc., The S&P 500 and The S&P 500 Information Technology Sector Index

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Equity Plan Information

Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this annual report on Form 10-K.

Sales of Unregistered Securities

Acquisition of NexGen

In April 2013, in connection with the acquisition of NexGen we issued 339,627 shares of our common stock to stockholders of NexGen, which is subject to a repurchase right that lapses in 12 equal quarterly installments. These shares were not registered under the Securities Act of 1933, as amended, or the Securities Act. In issuing these shares, we relied on the exemptions from registration under the Securities Act provided by Section 4(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based and Regulation S promulgated by the SEC under the Securities Act, based in part on representations made by the intended recipients of such shares as to their status as accredited investors and non-U.S. persons and the determination that, in some cases, the transactions were exempt from registration as not involving an offer or sale within the meaning of the Securities Act.

Use of Proceeds from Registered Securities

Our initial public offering of common stock was made pursuant to a registration statement on Form S-1 (File No. 333-172683), which the SEC declared effective on June 8, 2011. As a result of the offering, we raised approximately $218.9 million in proceeds, net of underwriting discounts, commissions, and offering expenses. Through June 30, 2013, we used the net IPO proceeds to complete the acquisitions of IO Turbine, Inc., or IO Turbine, the ID7 Entities, and NexGen, and for working capital and general corporate purposes, including expansion of our sales organization and further development and expansion of our product offerings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Part II. Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. We have derived the consolidated statement of operations data for fiscal years ended June 30, 2011, 2012, and 2013 and consolidated balance sheet data as of June 30, 2012 and 2013 from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for fiscal years ended June 30, 2009 and 2010 and consolidated balance sheet data as of June 30, 2009, 2010, and 2011 were derived from audited consolidated financial statements that are not included in this annual report on Form 10-K. You should read the following selected consolidated financial data with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements, and the notes to consolidated financial statements, which are included in this annual report on Form 10-K.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended June 30,
	2009	2010	2011	2012	2013
	(In thousands, except for per share data)
Consolidated Statements of Operations Data:
Revenue	$10,150	$36,216	$197,204	$359,349	$432,386
Gross profit	5,150	20,198	113,161	200,304	254,471
Total operating expenses	30,032	51,746	103,492	205,600	291,387
(Loss) income from operations	(24,882)	(31,548)	9,669	(5,296)	(36,916)
Net (loss) income	$(25,573)	$(31,716)	$4,555	$(5,583)	$(38,226)
Net (loss) income attributable to common stockholders	$(25,573)	$(32,464)	$4,555	$(5,583)	$(38,226)
Net (loss) income per common share, basic	$(3.27)	$(2.95)	$0.27	$(0.06)	$(0.40)
Net (loss) income per common share, diluted	$(3.27)	$(2.95)	$0.06	$(0.06)	$(0.40)

	As of June 30,
	2009	2010	2011	2012	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments(1),(2)	$17,533	$21,193	$219,604	$321,239	$238,351
Inventories	3,993	25,148	35,622	59,457	71,160
Working capital(1),(2)	17,485	32,157	270,079	386,973	304,705
Total assets(1)	28,216	59,452	317,286	541,020	607,448
Current and long-term deferred revenue	838	839	12,017	28,869	39,015
Current and long-term notes payable and capital lease obligations	279	444	108	—	—
Total liabilities	7,067	21,048	42,842	80,097	117,031
Total stockholders’ (deficit) equity(1)	(35,647)	(66,109)	274,444	460,923	490,417

(1)	The significant increase in this item from fiscal 2010 to 2011 was primarily due to our IPO, which was effective in June 2011, and the receipt of net proceeds of $218.9 million. The significant increase in this item from fiscal 2011 to 2012 was primarily due to our follow-on public offering of our common stock, which was effective in November 2011, and the receipt of net proceeds of $94.0 million.
(2)	The significant decrease in this item from fiscal 2012 to fiscal 2013 was primarily due to the cash consideration transferred of $5.9 million and $109.0 million related to our acquisitions of ID7 in March 2013 and NexGen in April 2013, respectively.

Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates, and projections about Fusion-io and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk Factors” in Item 1A of this Form 10-K, in this Item 7, and elsewhere in this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We provide solutions for enterprises, hyperscale datacenters, and small to medium enterprises that accelerate databases, virtualization, cloud computing, big data, information systems, and the applications that help drive business from the smallest e-tailers to some of the world’s largest data centers, social media leaders, and Fortune Global 500 businesses. Our integrated hardware and software platforms enable the acceleration of data away from legacy architectures and proprietary hardware. This core technology leverages flash memory to significantly increase datacenter and computer-based information system efficiency, with enterprise grade performance, reliability, availability, and manageability.

We were incorporated in December 2005 and we have experienced significant growth with revenue increasing from $197.2 million in fiscal 2011 to $359.3 million in fiscal 2012 and to $432.4 million in fiscal 2013. Our headcount increased from 441 employees as of June 30, 2011 to 669 employees as of June 30, 2012 and to 938 employees as of June 30, 2013.

We sell our products through our global direct sales force, OEMs, including Cisco, Dell, HP, and IBM, and other channel partners. Some of our OEMs and channel partners integrate our platform into their own proprietary product offerings. Our primary sales office is located in San Jose, California, and we also have additional sales presence in North America, Europe, and Asia.

Large purchases by a limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. During fiscal 2011, 2012, and 2013, sales to the 10 largest customers in each period, including the applicable OEMs, accounted for approximately 92%, 91%, and 84% of revenue, respectively. Our direct customer Facebook, Apple, through a reseller, and OEM customer HP, each accounted for 30%, 25%, and 17% of our revenue, respectively, in fiscal 2012 and 29%, 15%, and 17% of our revenue, respectively, in fiscal 2013. As a result of our revenue concentrations, our quarterly and annual revenue and operating results are likely to fluctuate in the future and will be difficult to estimate. We expect that sales to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future.

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

We believe that extending our platform differentiation through software and hardware innovation will be critical to achieving broader market acceptance and to maintaining or increasing our gross margins. In this regard, our ioTurbine virtualization acceleration software, ION Data Accelerator software, ioControl software, ioSphere management software, and specialized storage memory programming software interface extensions that allow Integrated Software Vendors to develop, integrate, and add significant value to applications using our platforms are important strategic investments that differentiate our products from hardware competitors. We invest in hardware qualification so that we can apply the value of our software to new non-volatile technologies as they become available. We also invest in new hardware controllers to ensure that our products are competitive in performance, reliability, power, and density. If we are unable to successfully develop or acquire hardware or software technology, and then market and sell additional functionality, our ability to increase our revenue and gross margins could be adversely affected.

Our ioMemory technology forms the basis of our hardware offering and is designed as a portfolio of upgradeable design modules, enabling faster time-to-market and increased extensibility, and it provides server-based storage class memory, low access latency, field upgradeability, deep error correction, self-healing protection, and native PCI-Express connectivity. Our second generation ioMemory technology supports the latest NAND geometries, significantly increases performance and capacity, improves reliability while retaining the ability to build storage systems of varying capacity, performance, and form factors. At the heart of the ioMemory technology is our proprietary field programmable data path controller. It connects a large array of non-volatile memory chips natively to the server’s PCI-Express 1.0 or 2.0 peripheral bus, and addresses the reliability issues of non-volatile memory with our Adaptive Flashback Protection advanced chip-level fault tolerance technology, which is capable of restoring, correcting, and resurrecting lost data in the flash-based storage sub-system. Our ioScale product is derived from our ioMemory platform and is specifically designed for the unique needs of the high-volume hyperscale market.

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

As a consequence of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenue and other operating results, including gross margin and operating expenses as a percentage of our revenue should not be relied upon as indications of future performance. Although we have experienced significant percentage growth in our revenue, we do not believe that our historical growth rates are likely to be sustainable or indicative of future growth.

Recent Developments

In April 2013, we acquired 100% of the stock of NexGen Storage, Inc., or NexGen, a developer of hybrid storage systems based in Louisville, Colorado. The acquisition of NexGen adds to our storage solution portfolio and expands our reach into small to medium enterprises. The consideration for the NexGen acquisition was $110.7 million, consisting of (i) $109.0 million in cash, (ii) $1.4 million in assumed stock options, and (iii) $0.3 million related to the elimination of intercompany balances. In addition, we agreed to pay $5.0 million in cash to one of the selling stockholders in 12 equal quarterly installments and 339,627 in shares of our common stock to another selling stockholder, which is subject to a repurchase right that lapses in 12 equal quarterly installments. The quarterly installments for both the cash and restricted stock amounts are subject to ongoing employment requirements. As such, the associated compensation expense will be recognized over the service period. We also assumed NexGen’s options and restricted stock units that were unvested at the time of the merger that were converted into unvested options to purchase 822,927 shares of our common stock and 84,808 of our restricted stock units. Subsequent to the acquisition, we will recognize over the underlying future service period up to approximately $23.7 million of compensation expense related to the fair value of the cash, restricted stock, and the assumed stock-based awards. The assets, liabilities and operating results of NexGen are reflected in our consolidated financial statements following the date of acquisition.

In March 2013, we acquired 100% of the stock of ID7 Ltd. and SCST Limited, together the ID7 Entities, for total cash consideration of approximately $5.9 million. The ID7 Entities, located in England and Wales, are the primary developers of the SCST storage subsystem enabling enhanced shared storage software functionality for any Linux server or appliance. In connection with the acquisition, we issued 135,131 shares of our common stock to the former shareholders of the ID7 Entities, which is subject to a repurchase right, that lapse 25% after one year and the remaining 75% in 12 equal quarterly installments thereafter. Subsequent to the acquisition, we will recognize over the underlying future service period up to approximately $2.4 million of stock-based compensation expense related to the fair value of the restricted stock awards. The assets, liabilities and operating results of the ID7 Entities are reflected in our consolidated financial statements following the date of acquisition.

Components of Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our storage class memory products and support services. We sell our solutions through our global direct sales force, OEMs, and other channel partners. We provide our support services pursuant to support contracts, which involve hardware support, software support, and software upgrades on a when-and-if available basis for a period of one to five years. Revenue from support services for fiscal 2011, 2012, and 2013 represented $4.5 million, $14.6 million, and $34.8 million, respectively. For all periods presented, our software revenue was not significant to our consolidated statement of operations.

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

Operating Expenses

The largest component of our operating expenses is personnel costs, consisting of salaries, benefits, and incentive compensation for our employees, which includes stock-based compensation. Our headcount increased from 441 employees as of June 30, 2011 to 669 employees as of June 30, 2012, and to 938 employees as of June 30, 2013. As a result, operating expenses have increased significantly over these periods.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including incentive compensation, product demonstration expenses, travel-related costs, facilities-related costs, depreciation associated with sales and marketing acquired assets, contract labor and consulting expenses associated with sales and marketing activities, and amortization of intangible assets.

Research and Development

Research and development expenses consist primarily of personnel costs, including incentive compensation, depreciation associated with research and development acquired assets, contract labor and consulting services, amortization of intangible assets, facilities-related costs, travel-related costs, and prototype expenses. We expense research and development costs as incurred.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including incentive compensation, legal expenses, depreciation expense, facilities-related expenses for our executive, finance, human resources, information technology, and legal organizations, consulting and professional services, and travel-related costs.

Other income (expense), net

Other income (expense), net consists of changes in the fair value of a derivative related to a repurchase of our common stock, interest expense, interest income, and transactional foreign currency gains and losses.

Trends in Our Business

Gross Margin

Our gross margin will vary due to product mix and pricing, customer demand, and cost of materials. We anticipate gross margin to decrease in fiscal 2014 compared to fiscal 2013 as a result of our growth strategy.

Sales and Marketing

We plan to continue to invest in sales by increasing our sales headcount. Our sales personnel are typically not immediately productive and therefore the increase in sales and marketing expense when we add new sales representatives is not immediately offset by increased revenue and may not result in increased revenue over the long-term. We expect sales and marketing expenses to increase in absolute dollars as we expect to continue hiring new sales representatives. We also expect to expand marketing activities to drive sales opportunities and brand awareness.

Research and Development

We expect to continue to devote substantial resources to the development of our products including the development of new products. We believe that these investments are necessary to maintain and improve our competitive position. We expect research and development expenses to increase in absolute dollars as we expect to continue to invest in additional engineering personnel and infrastructure required to support the development of new products and to enhance existing products.

General and Administrative

While we expect personnel costs, including stock-based compensation expense, to be the primary component of general and administrative expenses, we also expect to continue to incur significant legal and accounting costs related to compliance with rules and regulations applicable to public companies. We expect that general and administrative expenses will continue to increase in absolute dollars primarily due to general growth of the business, infrastructure costs to support our growth, and in legal costs related to intellectual property.

Results of Operations for the Fiscal Years Ended June 30, 2011, 2012, and 2013

Revenue

The following table presents our revenue for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Year Ended June 30,		Change in $	Change in %	Year Ended June 30,		Change in $	Change in %
	2011	2012			2012	2013
Revenue	$197,204	$359,349	$162,145	82%	$359,349	$432,386	$73,037	20%

2011 Compared to 2012. Revenue increased $162.1 million from fiscal 2011 to fiscal 2012, primarily due to the increase in the overall volume of our products shipped.

2012 Compared to 2013. Revenue increased $73.0 million from fiscal 2012 to fiscal 2013, primarily due to the increase in the overall volume of our products shipped.

Revenue from our 10 largest customers, including the applicable OEMs, for each fiscal year was 92%, 91%, and 84% of revenue for fiscal 2011, 2012, and 2013, respectively. Our direct customer Facebook, Apple, through a reseller, and OEM customer HP, each accounted for 30%, 25%, and 17% of our revenue, respectively, in fiscal 2012 and 29%, 15%, and 17% of our revenue, respectively, in fiscal 2013. No other customer accounted for 10% or greater of revenue in fiscal 2012 and 2013. Revenue from customers with a ship-to location in the United States accounted for 82%, 74%, and 60% of revenue for fiscal 2011, 2012, and 2013, respectively.

Cost of Revenue and Gross Margin

The following table presents our cost of revenue and gross margin for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Year Ended June 30,		Change in $	Change in %	Year Ended June 30,		Change in $	Change in %
	2011	2012			2012	2013
Cost of revenue	$84,043	$159,045	$75,002	89%	$159,045	$177,915	$18,870	12%
Gross profit	113,161	200,304	87,143	77%	200,304	254,471	54,167	27%
Gross margin(1)	57%	56%			56%	59%

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

2012 Compared to 2013. Cost of revenue increased $18.9 million from fiscal 2012 to fiscal 2013 primarily due to the increase in the volume of our products shipped and for litigation settlement related expenses of $4.1 million. Our gross profit increased $54.2 million and our gross margin increased from fiscal 2012 to fiscal 2013 primarily due to the increase in the volume of our products shipped, lower raw material costs, and product mix, partially offset by litigation settlement related expenses of $4.1 million.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Year Ended June 30,		Change in $	Change in %	Year Ended June 30,		Change in $	Change in %
	2011	2012			2012	2013
Sales and marketing	$55,698	$87,171	$31,473	57%	$87,171	$126,508	$39,337	45%

2011 Compared to 2012. Sales and marketing expenses increased $31.5 million from fiscal 2011 to fiscal 2012, primarily due to an increase in sales and marketing personnel, as we hired additional employees to focus on acquiring new customers and expanding our business. This increase in headcount resulted in a $23.5 million increase in personnel-related costs, including a $3.0 million increase in sales commissions. The majority of the remaining increase in sales and marketing expenses from fiscal 2011 to fiscal 2012 was due to a $2.9 million increase in product demonstration expenses, a $2.0 million increase in travel-related costs, and a $0.5 million increase in consulting services.

2012 Compared to 2013. Sales and marketing expenses increased $39.3 million from fiscal 2012 to fiscal 2013, primarily due to an increase in sales and marketing personnel, as we hired additional employees to focus on acquiring new customers and expanding our business. This increase in headcount resulted in a $30.2 million increase in personnel-related costs, including a $13.3 million increase in sales commissions and a $3.7 million increase in stock-based compensation. The increase was also due to a $4.8 million increase in product demonstration costs and a $2.9 million increase in travel-related expenses.

Research and Development

The following table presents our research and development expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Year Ended June 30,		Change in $	Change in %	Year Ended June 30,		Change in $	Change in %
	2011	2012			2012	2013
Research and development	$27,238	$60,006	$32,768	120%	$60,006	$95,458	$35,452	59%

2011 Compared to 2012. Research and development expenses increased $32.8 million from fiscal 2011 to fiscal 2012, primarily due to an increase in research and development personnel, resulting in a $22.5 million increase in personnel-related costs. The increase was also due to a $3.1 million increase in manufacturing costs for new product prototypes, a $2.3 million increase in amortization expense for an intangible asset for developed technology acquired in the IO Turbine acquisition, a $1.7 million increase in engineering outside services, and a $1.0 million increase in depreciation expense.

2012 Compared to 2013. Research and development expenses increased $35.5 million from fiscal 2012 to fiscal 2013, primarily due to an increase in research and development personnel, resulting in a $30.5 million increase in personnel-related costs, which includes a $9.8 million increase in stock-based compensation. The increase was also due to a $2.4 million increase in contract labor and consulting expense and a $2.2 million increase in depreciation expense.

General and Administrative

The following table presents our general and administrative expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Year Ended June 30,		Change in $	Change in %	Year Ended June 30,		Change in $	Change in %
	2011	2012			2012	2013
General and administrative	$20,556	$58,423	$37,867	184%	$58,423	$69,421	$10,998	19%

2011 Compared to 2012. General and administrative expenses increased $37.9 million from fiscal 2011 to fiscal 2012, primarily due to an increase in stock-based compensation of $22.8 million, of which $5.2 million specifically related to non-employee stock option awards and the significant increase in the fair value of these awards from period to period and $3.8 million related to the acceleration of vesting of certain restricted stock awards assumed in connection with the acquisition of IO Turbine. In addition, an increase in the number of general and administrative personnel contributed to the increased expense. These increases contributed to a $26.8 million increase in personnel-related costs. The majority of the remaining increase was due to a $2.9 million increase in legal and professional accounting services, a $1.3 million increase in acquisition related costs due to the acquisition of IO Turbine, a $1.1 million increase in rent expense, and a $0.9 million increase in consulting costs.

2012 Compared to 2013. General and administrative expenses increased $11.0 million from fiscal 2012 to fiscal 2013, primarily due to an increase of $3.2 million in legal fees principally for the S4 litigation, an increase of $2.8 million in litigation settlement related expenses, an increase of $2.5 million in depreciation expense, and an increase of $0.7 million in software related expenses.

Other Income (Expense), net

The following table presents our net other income (expense) for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Year Ended June 30,		Change in $	Change in %	Year Ended June 30,		Change in $	Change in %
	2011	2012			2012	2013
Other income (expense), net	$(3,420)	$328	$3,748	110%	$328	$194	$(134)	41%

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

2012 Compared to 2013. Other income (expense), net changed by $0.1 million from fiscal 2012 to fiscal 2013, primarily due to the net change in the fair value of a common stock repurchase derivative liability during the first six months of fiscal 2012, which liability was paid in full in December 2011.

Income Tax Expense

The following table presents our income tax expense for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Year Ended June 30,		Change in		Year Ended June 30,		Change in
	2011	2012	$	%	2012	2013	$	%
Income tax expense	$1,694	$615	$(1,079)	(64)%	$615	$1,504	$889	145%

2011 Compared to 2012. Income tax expense changed by $1.1 million, primarily due to a tax benefit we received in fiscal 2012 as a result of a partial reversal of the valuation allowance against our deferred tax assets as a result of a deferred tax liability recognized in connection with the acquisition of IO Turbine, as well as a tax provision benefit received related to stock-based awards. These were partially offset by state income taxes and foreign income taxes on current income in jurisdictions for which net operating loss carryforwards were not available as well as U.S. federal alternative minimum tax.

2012 Compared to 2013. Income tax expense changed by $0.9 million, primarily due to a tax benefit we received in fiscal 2012 as a result of a partial reversal of the valuation allowance against our deferred tax asset as a result of a deferred tax liability recognized in connection with the acquisition of IO Turbine. Without this tax benefit, the year over year change in income tax expense would have been a decrease primarily due to lower operating results. The provision for income taxes for fiscal 2013 was comprised of foreign income taxes as well as U.S. federal alternative minimum tax and state income taxes.

Selected Quarterly Results of Operations

The following table presents unaudited selected quarterly consolidated results of operations data for each of the quarters presented. The unaudited consolidated financial statements for each of these quarters were prepared on a basis consistent with our audited consolidated financial statements and include all adjustments, consisting of normal and recurring adjustments, that we consider necessary for a fair presentation of the financial position and results of operations as of and for such periods. You should read this table in conjunction with our consolidated financial statements and the related notes located elsewhere in this filing. The results of operations for any quarter are not necessarily indicative of the results of operations for any future periods.

	Quarter Ended
	Sep. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012	Sep. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013
	(In thousands, expect for gross margin and per share data)
Revenue	$74,385	$84,131	$94,237	$106,596	$118,115	$120,569	$87,650	$106,052
Gross profit	47,031	42,925	49,057	61,291	70,121	74,559	48,259	61,532
Gross margin(1)	63.2%	51.0%	52.1%	57.5%	59.4%	61.8%	55.1%	58.0%
Total operating expenses	42,366	46,972	53,981	62,281	61,672	67,665	76,726	85,324
Income (loss) from operations	4,665	(4,047)	(4,924)	(990)	8,449	6,894	(28,467)	(23,792)
Net income (loss)	$7,189	$(5,709)	$(4,676)	$(2,387)	$3,933	$1,732	$(20,047)	$(23,844)
Net income (loss) per common share, basic	$0.09	$(0.07)	$(0.05)	$(0.03)	$0.04	$0.02	$(0.21)	$(0.24)
Net income (loss) per common share, diluted	$0.07	$(0.07)	$(0.05)	$(0.03)	$0.04	$0.02	$(0.21)	$(0.24)

(1)	We define gross margin as our gross profit expressed as a percentage of total revenues

With the exception of the three months ended March 31, 2013, revenue has increased sequentially in all of the quarters presented due to increases in the volume of products sold. The decrease in revenue in the second half of fiscal 2013 was principally due to a decrease in volume shipped to certain significant customers.

Gross margin decreased sequentially for the three months ended December 31, 2011 due to higher raw material costs from the early stage of ioDrive 2 product lifecycle and the lower gross margin mix of products sold. Gross margin increased sequentially for the three months ended June 30, 2012 due to lower raw material costs and the higher gross margin mix of products sold. Gross margin decreased sequentially for the three months ended March 31, 2013 due primarily to litigation settlement related expenses.

Operating expenses increased sequentially in all quarters, with the exception of the three months ended September 30, 2012, as we continued to add headcount and incurred related costs to accommodate our growth.

Liquidity and Capital Resources

Primary sources of liquidity

As of June 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $238.4 million and net accounts receivable of $69.1 million. In June 2011, we completed an initial public offering of our common stock in which we issued and sold 12,600,607 shares and received net proceeds of approximately $218.9 million. In November 2011, we completed a follow-on public offering of our common stock in which we issued and sold 3,000,000 shares and received net proceeds of approximately $94.0 million. We had working capital of $304.7 million as of June 30, 2013.

Through June 30, 2013, we used the net IPO proceeds to complete the acquisitions of IO Turbine, the ID7 Entities, and NexGen, and for working capital and general corporate purposes, including expansion of our sales organization and further development and expansion of our product offerings.

Historically, our primary sources of liquidity have been from customer payments for our products and services, the issuance of common and convertible preferred stock and convertible notes, and proceeds from our revolving line of credit. The revolving line of credit matured on December 31, 2012.

Cash Flow Analysis

	Year Ended June 30,
	2011	2012	2013
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(9,857)	$34,768	$39,386
Investing activities	(916)	(41,574)	(128,597)
Financing activities	221,113	108,527	6,434

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

Our net cash provided by operating activities for fiscal 2013 was $39.4 million. During this period our operating cash inflows, which consisted primarily of cash collections from our customers, were partially offset by purchases of inventory and investments made to hire additional headcount to support our current and anticipated growth. Our net loss for 2013 was $38.2 million. Significant non-cash expenses included in net income were stock-based compensation of $56.4 million and depreciation and amortization expense of $16.3 million.

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

For fiscal 2013, our net cash used in investing activities was $128.6 million, including $114.2 million of cash paid for the acquisitions of NexGen and the ID7 Entities, net of cash acquired, and $14.4 million for purchases of property and equipment.

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

We generated $6.4 million in cash from financing activities in fiscal 2013, primarily due to net proceeds of $15.1 million from the exercise of stock options and our employee stock purchase plan, offset by $4.9 million of a change in restricted cash and $3.4 million in net issuance of restricted stock awards and restricted stock units, net of repurchases.

Revolving Line of Credit

In September 2010, we amended and restated our loan and security agreement, or the revolving line of credit, with a financial institution. The revolving line of credit allowed us to borrow up to a limit of $25.0 million. A sublimit of $6.0 million for letters of credit, certain cash management services, and foreign exchange forward contracts applied until May 2012. The total balance of letters of credit outstanding at June 30, 2012 was $3.2 million, which reduced the amount we had available to borrow under the revolving line of credit. Prior to May 2012, borrowings under the revolving line of credit would have accrued interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the prime rate as published in the Wall Street Journal. An unused commitment fee equal to 0.375% of the difference between the $25.0 million limit and the average daily balance of borrowings outstanding each quarter was due on the last day of such quarter. Prior to May 2012, the revolving line of credit was secured by substantially all of our assets. We could make advances against the revolving line of credit until its maturity date, at which time all unpaid principal and interest was due and payable.

In August 2011, we entered into an amendment to the revolving line of credit which provided for the consent of the financial institution with respect to the IO Turbine acquisition and certain amendments to provide us with further flexibility to consummate mergers and acquisitions permitted under the revolving line of credit.

In May 2012, we entered into a second amendment to the revolving line of credit. Pursuant to this amendment, the pricing on revolving line of credit was amended such that borrowings under the revolving line of credit accrued interest at a per annum rate equal to, at our option, a floating per annum rate equal to the prime rate as published in the Wall Street Journal, or the LIBOR rate (based on 1, 2, 3 or 6-month interest periods) plus a margin equal to two percent (2.00%) per annum. This amendment further provided for, among other things, (i) the reduction of the quarterly unused commitment fee to an amount equal to one-quarter of one percent (0.25%) per annum of the difference between the $25.0 million loan commitment and the average daily balance of borrowings outstanding on the last day of each quarter, (ii) the removal of the borrowing base formula and the sublimit restricting the issuance of letters of credit, cash management services and foreign exchange forward contracts, and (iii) the release of the financial institution’s security interest in all of our assets.

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

As of June 30, 2013, we no longer had a revolving line of credit.

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

Contractual Obligations and Material Commitments

The following is a summary of our contractual obligations as of June 30, 2013 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating lease obligations	$50,596	$6,166	$13,215	$13,385	$17,830
Other contractual obligations(1)	13,856	3,892	9,371	593	—

Total	$64,452	$10,058	$22,586	$13,978	$17,830

(1)	Relates to commitments resulting from our fiscal 2013 acquisitions and other agreements.

As of June 30, 2013, we had fulfilled all of our raw materials purchase commitments that were outstanding as of the prior year and no outstanding commitment remained.

Operating lease payments primarily relate to our leases of office space with various expiration dates through 2021. During fiscal 2012 and 2013, we entered into new leases to expand our primary office facilities in Salt Lake City, Utah and San Jose, California. The term of the Salt Lake City leases includes an initial lease term that ends in September 2021, plus the option to extend the leases for an additional five years, and the term for the San Jose lease includes an initial lease term that ends in March 2019. These leases include periods of free rent during the first year beginning with the lease effective date and increasing rental rates over the term of the leases. Certain of our leases of office space required us to provide the lessor letters of credit in aggregate of $3.4 million.

Indemnification

We have agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that provides corporate reimbursement coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2012 and June 30, 2013.

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

We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, business combinations and impairment of long-lived and intangible assets including goodwill, inventory valuation, warranty liability, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1 of the accompanying notes to our consolidated financial statements.

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

•

Collection is Reasonably Assured — We conduct a credit worthiness assessment on all our customers. Generally we do not require collateral. We continue to evaluate collectability by reviewing our customers’ credit worthiness including a review of past transaction history. Payment terms are typically 30 to 45 days, except for certain customers that can have up to 75 days from the date of invoice. Collection is reasonably assured if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not reasonably assured, revenue is deferred and recognized upon the receipt of cash.

Some of our revenue arrangements are multiple-element arrangements because they are comprised of sales of both products and support services. For multiple-element arrangements, we evaluate whether each deliverable should be accounted for as separate units of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value, and for an arrangement where a general right of return exists relative to a delivered item, delivery, or performance of the undelivered item must be considered probable and substantially in our control. Stand-alone value exists if the product or service is sold separately by us or by another vendor or could be resold by the customer. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition.

Our multiple-element arrangements typically include two elements: ioMemory hardware, which includes embedded VSL virtualization software, and support services. We have determined that our ioMemory hardware and the embedded VSL virtualization software are considered a single unit of accounting because the hardware and software individually do not have standalone value and are never sold separately. Support services are considered a separate unit of accounting as they are sold separately and have standalone value.

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

•

VSOE — We determine VSOE based on our historical pricing and discounting practices for the specific product or support service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for products or support services fall within a reasonably narrow pricing range. We have historically priced certain of our ioMemory products within a narrow range and have used VSOE to allocate the selling price of deliverables for these specific sales.

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

Our agreements with certain customers, including certain OEMs and other channel partners, contain provisions for sales returns, price protection, stock rotation rights, and rebates in limited circumstances. In limited circumstances and on an infrequent basis, even if we are not obligated to accept returned products, we may determine it is in our best interest to accept returns in order to maintain good relationships with our customers. We recognize revenue net of the effects of these estimated obligations at the time revenue is recorded.

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

Certain of our contracts allow for rebates that are based on a fixed percentage of our sales to the customer or sales to the end-user or a fixed dollar amount per unit. In addition, certain of our contracts allow for stock rotation rights that are limited by an amount equal to a fixed percentage of our sales to the customer. We recognize the amount of the rebates and stock rotation rights as a reduction of revenues when the underlying revenue is recognized.

Deferred revenue primarily represents customer billings in excess of revenue recognized, primarily for support services. Support services are typically billed in advance on an annual basis or at the inception of a multiple year support contract and revenue is recognized ratably over the support period of one to five years.

We also sell stand-alone software products. Our software products are sold with software maintenance services. VSOE of fair value for software maintenance services will be established by the rates charged in stand-alone sales of software maintenance contracts within a reasonably narrow pricing range. As we have not established VSOE of fair value on the software maintenance services due to lack of renewal history, we recognize revenue ratably for the entire arrangement fee, once the services have commenced, over the longest delivery period. During the years ended June 30, 2011, 2012, and 2013, our software revenue was not significant to our consolidated statements of operations.

Shipping and handling costs are included in cost of sales.

Business Combinations and Impairment of Long-lived and Intangible Assets, Including Goodwill

When we acquire businesses, we allocate the fair value of the consideration transferred to tangible assets and liabilities and identifiable intangible assets acquired. Any residual consideration is recorded as goodwill. The allocation of the consideration transferred requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on the application of valuation models using historical experience and information obtained from the management of the acquired company and our understanding of the future projections. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain, unpredictable, and subject to refinement. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Periodically we assess potential impairment of our long-lived assets, which include property, equipment, and acquired intangible assets. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business strategy, and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. We recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. We amortize intangible assets on a straight-line basis over their estimated useful lives, or if appropriate, using a method that better represents the pattern of usage.

We test goodwill for impairment annually as of April 1, or whenever events or changes in circumstances indicate that goodwill may be impaired. We initially assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we perform a first step by comparing the book value of net assets to the fair value of our single reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. No impairment of long-lived assets or goodwill was recorded during fiscal 2011, 2012, or 2013.

Stock-Based Compensation

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

Year Ended June 30,
	2011	2012	2013
Expected volatility	48-60%	59-60%	61-65%
Expected term (in years)	3.2-7.0	5.2-6.6	3.9-5.7
Risk-free interest rate	0.6-2.7%	1.0-2.0%	0.6-1.4%
Expected dividends	—	—	—

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

Prior to June 9, 2011, the date our common stock began trading on the New York Stock Exchange, the fair value of common stock had been determined by the board of directors at each grant date based on a variety of factors, including periodic valuations of our common stock, our financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies arm’s-length sales of our common stock, and the illiquid nature of common stock. Since our IPO, we determine the fair value of our common stock based on the closing price as quoted on the New York Stock Exchange, of our common stock on the stock option grant date.

Inventory Valuation

Inventories consist of raw materials, work in progress, and finished goods and are stated at the lower of cost (using the first-in, first-out method) or market value. Our finished goods consist of manufactured finished goods.

We assess the valuation of all inventories, including raw materials, work in progress and finished goods, on a periodic basis. Inventory carrying value adjustments are established to reduce the carrying amounts of our inventories to their estimated net realizable values. Carrying value adjustments are based on historical usage, expected demand and market conditions. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. For example, because our revenue often is comprised of large, concentrated sales to a limited number of customers, we may carry high levels of inventory prior to shipment. In addition, in circumstances where a supplier discontinues the production of a key raw material component, such as a specific type of NAND Flash memory, we may be required to make significant “last-time” purchases in order to ensure supply continuity until the transition is made to products based on next generation components. If a significant order were canceled after we had purchased the related inventory, or if estimates of “last-time” purchases exceed actual demand, we may be required to record additional inventory carrying value adjustments.

Warranty Liability

We provide our customers a standard limited product warranty of up to five years. Our standard warranty requires us to repair or replace defective products during such warranty period at no cost to the customer. We estimate the costs that may be incurred under our standard limited warranty and record a liability in the amount of such costs at the time product sales are recognized. Factors that affect our warranty liability include the number of installed units, identified warranty issues, historical experience, and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liability each period and make adjustments to the liability as necessary based on actual experience.

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

Recently Issued and Adopted Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 “Description of Business and Summary of Significant Accounting Policies – Recently Issued and Adopted Accounting Pronouncements” in the notes to consolidated financial statements.

Segments

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. We have concluded that we operate in one business segment, which is the development, marketing, and sale of storage class memory products. Substantially all of our revenue for all periods presented in the accompanying consolidated statements of operations has been from sales of the ioMemory product lines and related customer support services.

Certain Relationships and Related Party Transactions

For a discussion of certain relationships and related party transactions, see Note 11 “Related Party Transactions” in the notes to consolidated financial statements.

Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. Although our international operations are currently immaterial compared to our operations in the United States, we expect to continue to expand our international operations which will increase our potential exposure to fluctuations in foreign currencies. Our exposures are to fluctuations in exchange rates primarily for the U.S. dollar versus the euro and the British pound. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained material excess cash balances in foreign currencies. As of June 30, 2013, we had approximately $3.4 million of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses. Through June 30, 2013, all of our sales were billed in U.S. dollars and therefore not subject to direct foreign currency risk.

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

In connection with the preparation of our annual consolidated financial statements, our management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), or the COSO Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting practices, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2013. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2013, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Item 9B. Other Information

None.

Part III.

We are incorporating by reference the information required by Part III of this report on Form 10-K from our proxy statement relating to our 2013 annual meeting of stockholders (the “2013 Proxy Statement”), which will be filed with the SEC within 120 days after the end of fiscal 2013.

Part III. Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is included under the captions “Election of Directors — Nominees,” “Election of Directors — Board Meetings and Committees,” “Information Concerning Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and incorporated herein by reference.

Part III. Item 11. Executive Compensation

The information required by this item is included under the captions “Election of Directors — Compensation of Non-Employee Directors,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation” in the 2013 Proxy Statement and incorporated herein by reference.

Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2013 Proxy Statement and incorporated herein by reference.

Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the captions “Certain Relationships and Related Person Transactions” and “Election of Directors — Board Meetings and Committees” in the 2013 Proxy Statement and incorporated herein by reference.

Part III. Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption “Ratification of Appointment of the Independent Registered Public Accounting Firm” under the subheading of “Fees Paid to Ernst & Young, LLP” in the 2013 Proxy Statement and incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits listed below are filed as part of this annual report on Form 10-K.

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

2.1	Agreement and Plan of Reorganization, dated as of August 4, 2011¸ by and between the Registrant, IO Turbine, Inc. and certain other parties		8-K	001-35188	2.1	08/05/2011

2.2	Agreement and Plan of Merger, dated as of April 24, 2013, by and between Fusion-io, Inc., NexGen Storage, Inc. and certain other parties		8-K	001-35188	2.1	04/24/2013

3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K	001-35188	3.1	09/02/2011

3.2	Amended and Restated Bylaws of the Registrant		10-K	001-35188	3.2	09/02/2011

4.1	Specimen common stock certificate of the Registrant		S-1/A	333-172683	4.1	05/23/2011

10.1A*	Form of Indemnification Agreement by and between the Registrant and certain of its directors and officers		S-1/A	333-172683	10.1A	05/23/2011

10.1B*	Form of Indemnification Agreement by and between the Registrant and certain of its directors affiliated with investment funds and such investment funds		S-1/A	333-172683	10.1B	05/23/2011

10.2*	2006 Stock Option Plan and Form of Stock Option Agreement under 2006 Stock Option Plan		S-1	333-172683	10.2	03/09/2011

10.3*	2008 Stock Incentive Plan and Form of Stock Option Agreement under 2008 Stock Incentive Plan		S-1	333-172683	10.3	03/09/2011

10.4*	2010 Executive Stock Incentive Plan and Related Forms		S-1	333-172683	10.4	03/09/2011

10.5*	2011 Equity Incentive Plan and Related Forms		S-1/A	333-172683	10.5	05/23/2011

10.6*	2011 Employee Stock Purchase Plan and Form of Purchase Agreement under 2011 Employee Stock Purchase Plan		S-1/A	333-172683	10.6	05/23/2011

10.7*	Form of Non-Plan Stock Option Agreement between the Registrant and certain of its officers		S-1	333-172683	10.7	03/09/2011

10.8*	Form of Involuntary Termination Severance Agreement between the Registrant and certain of its officers		S-1	333-172683	10.10	03/09/2011

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.8A*	Involuntary Termination Severance Agreement between the Registrant and Dennis P. Wolf, dated as of August 11, 2010		S-1/A	333-172683	10.10A	04/18/2011

10.9	Lease Agreement between the Registrant and NOP Cottonwood 2825, LLC, dated May 28, 2010 (Building 10)		S-1	333-172683	10.12	03/09/2011

10.9A	First Amendment to Lease Agreement between Registrant and NOP Cottonwood 2825, LLC, dated August 16, 2011 (Building 10)		10-Q/A	001-35188	10.2	11/16/2011

10.9B	Second Amendment to Lease Agreement between Registrant and NOP Cottonwood 2825, LLC, dated December 2, 2011 (Building 10)		10-Q	001-35188	10.1	02/09/2012

10.9C	Third Amendment to Lease Agreement between Registrant and NOP Cottonwood 2825, LLC, dated March 15, 2013 (Building 10)		10-Q	001-35188	10.12C	05/07/2013

10.10	Lease Agreement between the Registrant and NOP Cottonwood 2855, LLC, dated May 28, 2010 (Building 11)		S-1	333-172683	10.13	03/09/2011

10.10A	First Amendment to Lease Agreement between Registrant and NOP Cottonwood 2855, LLC, dated September 6, 2011 (Building 11)		10-Q/A	001-35188	10.3	11/16/2011

10.10B	Second Amendment to Lease Agreement between Registrant and NOP Cottonwood 2855, LLC, dated July 10, 2012 (Building 11)		10-K	001-35188	10.13B	08/27/2012

10.11*	Offer Letter between the Registrant and Dennis Wolf, dated November 4, 2009		S-1/A	333-172683	10.16	05/06/2011

10.12*	Offer Letter between the Registrant and Jim Dawson, dated April 1, 2008		S-1/A	333-172683	10.17	05/06/2011

10.13*	Offer Letter between the Registrant and Lance Smith, dated April 29, 2008 as supplemented by an Offer Letter dated December 26, 2008		S-1/A	333-172683	10.18	05/06/2011

10.14*	Executive Incentive Compensation Plan, adopted by the Registrant on May 16, 2011		S-1/A	333-172683	10.19	05/23/2011

10.15*	IO Turbine, Inc. 2009 Equity Incentive Plan		10-K	001-35188	10.20	09/02/2011

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.16	Office Lease, dated as of January 13, 2012 and executed on January 20, 2012, by and between the Registrant and LaSalle Montague, Inc.		10-Q	001-35188	10.1	05/10/2012

10.17*	Offer Letter, dated as of August 4, 2011, between the Registrant and Richard W. Boberg		8-K	001-35188	10.1	09/14/2012

10.18*	NexGen Storage, Inc. 2010 Equity Incentive Plan and Related Forms		S-8	333-188406	4.2	05/07/2013

10.19*	Form of Acknowledgment and Agreement by and between the Registrant and each of James L. Dawson, Shawn J. Lindquist, Lance L. Smith, and Dennis P. Wolf	X

10.20*	Letter Agreement between the Registrant and Shane Robison, dated May 29, 2013		8-K	001-35188	10.1	05/31/2013

10.21*	Involuntary Termination Severance Agreement between the Registrant and Shane Robison, effective as of May 7, 2013		8-K	001-35188	10.2	05/31/2013

10.22*	Separation Agreement and Release of Claims between the Registrant and David A. Flynn, dated May 30, 2013		8-K	001-35188	10.3	05/31/2013

10.23*	Separation Agreement and Release of Claims between the Registrant and Rick C. White, dated May 30, 2013		8-K	001-35188	10.4	05/31/2013

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Linkbase Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Labels Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUSION-IO, INC.

By:	/s/ SHANE ROBISON
Shane Robison
Chief Executive Officer

August 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 28, 2013.

Signature	Title

/s/ SHANE ROBISON	Chief Executive Officer and Director
Shane Robison	(Principal Executive Officer)

/s/ DENNIS P. WOLF	Chief Financial Officer and Executive Vice President
Dennis P. Wolf	(Principal Financial and Accounting Officer)

/s/ FOREST BASKETT, Ph.D.	Director
Forest Baskett, Ph.D.

/s/ H. RAYMOND BINGHAM	Director
H. Raymond Bingham

/s/ DANA L. EVAN	Director
Dana L. Evan

/s/ JOHN F. OLSEN	Director
John F. Olsen

/s/ SCOTT D. SANDELL	Director
Scott D. Sandell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Fusion-io, Inc.

We have audited the accompanying consolidated balance sheets of Fusion-io, Inc. as of June 30, 2012 and 2013, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fusion-io, Inc. as of June 30, 2012 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fusion-io, Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

August 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Fusion-io, Inc.

We have audited Fusion-io, Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). Fusion-io, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fusion-io, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fusion-io, Inc. as of June 30, 2012 and 2013, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended June 30, 2013 and our report dated August 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

August 28, 2013

FUSION-IO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2012	2013
Assets
Current assets:
Cash and cash equivalents	$321,239	$238,351
Accounts receivable, net of allowances of $953 and $1,990 as of June 30, 2012 and 2013, respectively	56,720	69,107
Inventories	59,457	71,160
Prepaid expenses and other current assets	9,224	9,530

Total current assets	446,640	388,148
Property and equipment, net	31,245	35,272
Restricted cash	—	4,860
Intangible assets, net	8,164	28,268
Goodwill	54,777	149,467
Other assets	194	1,433

Total assets	$541,020	$607,448

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,765	$14,170
Accrued and other current liabilities	29,187	44,425
Deferred revenue	20,715	24,848

Total current liabilities	59,667	83,443
Deferred revenue, less current portion	8,154	14,167
Other liabilities	12,276	19,421
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0002 par value; 10,000,000 shares authorized as of June 30, 2012 and 2013; no shares issued and outstanding as of June 30, 2012 and 2013	—	—
Common stock, $0.0002 par value; 500,000,000 shares authorized as of June 30, 2012 and 2013; 93,391,415 and 98,522,795 shares issued and outstanding as of June 30, 2012 and 2013, respectively	19	20
Additional paid-in capital	531,478	599,292
Accumulated other comprehensive loss	(15)	(110)
Accumulated deficit	(70,559)	(108,785)

Total stockholders’ equity	460,923	490,417

Total liabilities and stockholders’ equity	$541,020	$607,448

See accompanying notes to consolidated financial statements

FUSION-IO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended June 30,
	2011	2012	2013
Revenue	$197,204	$359,349	$432,386
Cost of revenue	84,043	159,045	177,915

Gross profit	113,161	200,304	254,471
Operating expenses:
Sales and marketing	55,698	87,171	126,508
Research and development	27,238	60,006	95,458
General and administrative	20,556	58,423	69,421

Total operating expenses	103,492	205,600	291,387

Income (loss) from operations	9,669	(5,296)	(36,916)
Other income (expense):
Interest income	35	384	343
Interest expense	(2,455)	(177)	(119)
Other (expense) income	(1,000)	121	(30)

Income (loss) before income taxes	6,249	(4,968)	(36,722)
Income tax expense	(1,694)	(615)	(1,504)

Net income (loss)	$4,555	$(5,583)	$(38,226)

Net income (loss) per common share:
Basic	$0.27	$(0.06)	$(0.40)
Diluted	$0.06	$(0.06)	$(0.40)
Weighted average number of shares:
Basic	16,762	87,674	96,203
Diluted	81,654	87,674	96,203

See accompanying notes to consolidated financial statements

FUSION-IO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Year Ended June 30,
	2011	2012	2013
Net income (loss)	$4,555	$(5,583)	$(38,226)
Reclassification of unrealized gain into net income (loss) on available for sale securities	(4)	—	—
Foreign currency translation adjustment	17	(30)	(95)

Comprehensive income (loss)	$4,568	$(5,613)	$(38,321)

See accompanying notes to consolidated financial statements

FUSION-IO, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

		Stockholders’ (Deficit) Equity
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2010	52,489,072	$104,513	13,610,481	$3	$2,738	$2	$(68,852)	$(66,109)
Issuance of common stock, net of issuance costs of $3,789	—	—	12,660,607	2	219,168	—	—	219,170
Exercise of stock options	—	—	2,541,909	1	1,545	—	—	1,546
Exercise of common stock warrant	—	—	12,500	—	25	—	—	25
Conversion of convertible preferred stock into common stock	(52,489,072)	(104,513)	52,489,072	10	104,503	—	—	104,513
Reclassification of convertible preferred stock warrant liability upon conversion to common stock warrant	—	—	—	—	2,280	—	—	2,280
Repurchase of common stock	—	—	(165,000)	—	(661)	—	(679)	(1,340)
Stock-based compensation	—	—	—	—	8,637	—	—	8,637
Income tax benefit from stock option exercises	—	—	—	—	1,154	—	—	1,154
Foreign currency translation adjustment	—	—	—	—	—	17	—	17
Reclassification of unrealized gain into net income on available for sale securities	—	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	—	4,555	4,555

Balance as of June 30, 2011	—	$—	81,149,569	$16	$339,389	$15	$(64,976)	$274,444
Issuance of common stock, net of issuance costs of $1,063	—	—	3,000,000	1	93,976	—	—	93,977
Exercise of stock options	—	—	7,128,528	1	8,209	—	—	8,210
Issuance of restricted stock awards and restricted stock units, net of repurchases	—	—	45,390	—	(44)	—	—	(44)
Issuance of common stock under employee stock purchase plan	—	—	148,938	—	2,405	—	—	2,405
Exercise of common stock warrant	—	—	121,839	—	—	—	—	—
Issuance of common stock to former IO Turbine stockholders	—	—	1,633,315	1	43,485	—	—	43,486
Estimated fair value of stock options assumed in connection with business acquisition	—	—	—	—	884	—	—	884
Vesting of common shares subject to repurchase	—	—	163,836	—	17	—	—	17
Stock-based compensation	—	—	—	—	40,657	—	—	40,657
Foreign currency translation adjustment	—	—	—	—	—	(30)	—	(30)

FUSION-IO, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ (DEFICIT) EQUITY – (Continued)

(In thousands, except share data)

		Stockholders’ (Deficit) Equity
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Income tax benefit from stock option exercises	—	—	—	—	2,500	—	—	2,500
Net loss	—	—	—	—	—	—	(5,583)	(5,583)

Balance as of June 30, 2012	—	$—	93,391,415	$19	$531,478	$(15)	$(70,559)	$460,923
Exercise of stock options	—	—	4,183,681	1	8,443	—	—	8,444
Issuance of restricted stock awards and restricted stock units, net of repurchases	—	—	336,116	—	(3,352)	—	—	(3,352)
Issuance of common stock under employee stock purchase plan	—	—	423,467	—	7,215	—	—	7,215
Estimated fair value of stock options assumed in connection with business acquisitions	—	—	—	—	1,418	—	—	1,418
Vesting of common shares subject to repurchase	—	—	188,116	—	12	—	—	12
Stock-based compensation	—	—	—	—	53,955	—	—	53,955
Foreign currency translation adjustment	—	—	—	—	—	(95)	—	(95)
Income tax benefit from stock option exercises	—	—	—	—	123	—	—	123
Net loss	—	—	—	—	—	—	(38,226)	(38,226)

Balance as of June 30, 2013	—	$—	98,522,795	$20	$599,292	$(110)	$(108,785)	$490,417

See accompanying notes to consolidated financial statements

FUSION-IO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2011	2012	2013
Operating activities:
Net income (loss)	$4,555	$(5,583)	$(38,226)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,547	9,009	16,292
Stock-based compensation	8,637	42,645	56,426
Excess tax benefit from stock-based awards	(1,154)	(2,500)	(123)
Deferred taxes	—	(2,782)	(247)
Other non-cash items	3,185	(26)	11
Changes in operating assets and liabilities:
Accounts receivable, net	(38,793)	(12,346)	(12,271)
Inventories	(10,474)	(23,835)	(10,591)
Prepaid expenses and other assets	(2,549)	(5,430)	(1,049)
Accounts payable	(593)	(249)	4,094
Accrued and other liabilities	11,604	19,013	15,261
Deferred revenue	11,178	16,852	9,809

Net cash (used in) provided by operating activities	(9,857)	34,768	39,386
Investing activities:
Proceeds from the sale of short-term investments	11,964	—	—
Business acquisitions, net of cash acquired	—	(17,578)	(114,157)
Proceeds from the sale of property and equipment	152	1	—
Purchases of property and equipment	(13,032)	(23,997)	(14,440)

Net cash used in investing activities	(916)	(41,574)	(128,597)
Financing activities:
Repurchases of common stock	(1,223)	(1,067)	—
Proceeds from a loan from a financial institution	11,000	—	—
Repayment of notes payable and capital lease obligations	(11,254)	(110)	(623)
Proceeds from exercises of stock options	1,546	8,210	8,444
Issuance of restricted awards and restricted stock units, net of repurchases	—	(44)	(3,352)
Proceeds from issuance of common stock, net of issuance costs	219,170	93,977	—
Proceeds from exercise of common stock warrant	25	—	—
Proceeds from issuance of common stock under employee stock purchase plan	—	5,061	6,702
Excess tax benefit from stock option exercises	1,154	2,500	123
Change in restricted cash	695	—	(4,860)

Net cash provided by financing activities	221,113	108,527	6,434
Effect of exchange rate changes on cash and cash equivalents	45	(86)	(111)

Net increase (decrease) in cash and cash equivalents	210,385	101,635	(82,888)
Cash and cash equivalents at the beginning of period	9,219	219,604	321,239

Cash and cash equivalents at the end of period	$219,604	$321,239	$238,351

Supplemental disclosure of cash flow information:
Cash paid for interest	$427	$146	$99
Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible preferred stock to common stock	$104,513	$—	$—
Reclassification of convertible preferred stock warrant liability upon conversion to common stock warrant	$2,280	$—	$—
Vesting of common shares subject to repurchase	$—	$17	$12

See accompanying notes to consolidated financial statements

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Fusion-io, Inc. (the “Company” or “Fusion-io”) provides an enterprise storage class memory platform and storage solution portfolio, based on the Company’s ioMemory technology with virtual storage layer (“VSL”) software and direct acceleration, shared acceleration, and virtualization acceleration products. The Company was originally incorporated in the state of Nevada in December 2005 and in June 2010 was reincorporated in the state of Delaware as Fusion-io, Inc. The Company sells its products and services through its global direct sales force, original equipment manufacturers (“OEMs”), and other channel partners.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Segment and Geographic Information

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded it operates in one business segment, which is the development, marketing, and sale of storage memory platforms. Substantially all of the Company’s revenue for all periods presented in the accompanying consolidated statements of operations has been from sales of the ioMemory product lines and related customer support services. The Company’s headquarters and most of its operations are located in the United States; however, it conducts sales activities through sales offices in Europe and Asia. Revenue recognized from sales with a ship-to location outside of the United States was 18%, 26%, and 40% for fiscal years 2011, 2012, and 2013, respectively. No country outside of the United States accounted for 10% or greater of revenue for all periods presented. Long-lived assets located outside of the United States were not material for all periods for which a consolidated balance sheet is presented.

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

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

•

Collection is Reasonably Assured — The Company conducts a credit worthiness assessment on all of its customers. Generally the Company does not require collateral. The Company continues to evaluate collectability by reviewing its customers’ credit worthiness including a review of past transaction history. Payment terms are typically 30 to 45 days, except for certain customers that can have up to 75 days from the date of invoice. Collection is reasonably assured if, based upon the Company’s evaluation, it expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not reasonably assured, revenue is deferred and recognized upon the receipt of cash.

Some of the Company’s revenue arrangements are multiple-element arrangements because they are comprised of sales of both products and support services. For multiple-element arrangements, the Company evaluates whether each deliverable should be accounted for as separate units of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value, and for an arrangement where a general right of return exists relative to a delivered item, delivery, or performance of the undelivered item must be considered probable and substantially in the Company’s control. Stand-alone value exists if the product or service is sold separately by the Company or by another vendor or could be resold by the customer. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition.

The Company’s multiple-element arrangements typically include two elements: ioMemory hardware, which includes embedded VSL virtualization software, and support services. The Company has determined that its ioMemory hardware and the embedded VSL virtualization software are considered a single unit of accounting because the hardware and software individually do not have standalone value and are never sold separately. Support services are considered a separate unit of accounting as they are sold separately and have standalone value.

The Company allocates arrangement consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy,

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

which includes: (1) vendor-specific objective evidence (“VSOE”), if available; (2) third-party evidence (“TPE”), if vendor-specific objective evidence is not available; and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available.

•

VSOE — The Company determines VSOE based on its historical pricing and discounting practices for the specific product or support service when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for products or support services fall within a reasonably narrow pricing range. The Company has priced certain of its ioMemory products within a narrow range and has used VSOE to allocate the selling price of deliverables for these specific sales.

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

The Company’s agreements with certain customers, including certain OEMs and other channel partners, contain provisions for sales returns, price protection, stock rotation rights, and rebates in limited circumstances. In limited circumstances and on an infrequent basis, even if the Company is not obligated to accept returned products, the Company may determine it is in its best interest to accept returns in order to maintain good relationships with its customers. The Company recognizes revenue net of the effects of these estimated obligations at the time revenue is recorded.

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

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain of the Company’s contracts allow for rebates that are based on a fixed percentage of its sales to the customer or sales to the end-user or a fixed dollar amount per unit. In addition, certain of the Company’s contracts allow for stock rotation rights that are limited by an amount equal to a fixed percentage of its sales to the customer. The Company recognizes the amount of the rebates and stock rotation rights as a reduction of revenues when the underlying revenue is recognized.

Deferred revenue primarily represents customer billings in excess of revenue recognized, primarily for support services. Support services are typically billed in advance on an annual basis or at the inception of a multiple year support contract and revenue is recognized ratably over the support period of one to five years.

The Company also sells stand-alone software products. These software products are sold with software maintenance services. VSOE of fair value for software maintenance services will be established by the rates charged in stand-alone sales of software maintenance contracts within a reasonably narrow pricing range. As the Company has not established VSOE of fair value on the software maintenance services due to lack of renewal history, revenue is recognized ratably for the entire arrangement fee, once the services have commenced, over the longest delivery period. During the years ended June 30, 2011, 2012, and 2013, the Company’s software revenue was not significant to its consolidated statements of operations.

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

The customers accounting for 10% or greater of revenue were as follows:

	Year Ended June 30,
	2011	2012	2013
Customer A	36%	30%	29%
Customer B	24%	25%	15%
Customer C	14%	17%	17%

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The customers accounting for 10% or greater of accounts receivable, net were as follows:

	As of June 30,
	2012	2013
Customer A	30%	39%
Customer B	18%	*
Customer C	19%	13%
Customer D	10%	*
Customer E	*	10%

*	Indicates less than 10% of total accounts receivable, net.

As a consequence of the concentration of the Company’s customers and typically, a small number of large purchases by these customers, revenue, gross margin, and operating results may fluctuate significantly from period to period.

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

Accounts Receivable

Accounts receivable balances are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. Allowances are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reserved, allowances are provided based upon a percentage of aged outstanding invoices. In determining these percentages, the Company analyzes its historical collection experience and current economic trends. Provisions are recorded in general and administrative expenses. The Company writes off accounts receivable balances to the allowance for doubtful accounts when it becomes likely that they will not be collected. Accounts receivable balances are considered past due when not paid in accordance with the contractual terms of the related arrangement. As of June 30, 2012 and 2013, the Company’s allowance for doubtful accounts was not considered significant.

The Company records a sales allowance to provide for estimated future product returns and price adjustments. In the period revenue is recognized, allowances are provided for estimated future product returns based on historical product return rates. If reliable estimates of future returns cannot be made, revenue is not recognized until the rights of return expire. The Company also provides allowances for rebates, discounts, and stock rotation rights based on programs in existence at the time revenue is recognized. The Company evaluates the estimate of sales allowances on a regular basis and adjusts the amount reserved accordingly.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the Company’s sales allowances were as follows (in thousands):

	Year Ended June 30,
	2011	2012	2013
Balance at beginning of period	$912	$2,064	$953
Additions	7,942	5,418	5,182
Returns	(6,790)	(6,529)	(4,145)

Balance at end of period	$2,064	$953	$1,990

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

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Property and equipment acquired through the acquisition of a business are recorded at their estimated fair value at the date of acquisition. Repairs and maintenance costs are expensed as incurred if repairs and maintenance do not extend the useful life or improve the related assets. Depreciation and amortization, including amortization of leasehold improvements, is computed using the straight-line method over the estimated useful lives of the assets, after consideration of the lease term. The estimated useful life of each asset category is as follows:

Computer equipment	3 years
Software	3 years
Property and equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Long-Lived Assets and Goodwill

Periodically the Company assesses potential impairment of its long-lived assets, which include property, equipment, and acquired intangible assets. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate and recognizes an

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. The Company generally amortizes intangible assets on a straight-line basis over their estimated useful lives or, if appropriate, using a method that better represents the pattern of usage.

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

There was no impairment of long-lived assets or goodwill during the years ended June 30, 2012 and 2013.

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

The following table presents the changes in the product warranty liability (in thousands):

	Year Ended June 30,
	2011	2012	2013
Balance at beginning of period	$153	$666	$2,825
Warranty costs accrued	1,280	4,930	6,293
Warranty claims	(767)	(2,771)	(3,877)

Balance at end of period	$666	$2,825	$5,241

Warranty costs accrued includes amounts accrued for products at the time of shipment, adjustments for changes in estimated costs for warranties on products shipped in the period, and changes in estimated costs for warranties on products shipped in prior periods. It is not practicable for the Company to determine the amounts applicable to each of these components.

Restricted Cash

As of June 30, 2012 and June 30, 2013, the Company had restricted cash of approximately $0 and $4,860,000. Approximately $3,360,000 relates to letters of credit for purposes of securing the

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s obligations under facility leases which are collateralized by a portion of the Company’s cash through the term of the leases, the latest of which ends September 2021. In addition, the Company retained $1,500,000 as partial security for indemnification obligations of shareholders as part of the acquisition of ID7 Ltd. and SCST Limited (together, the “ID7 Entities”) (see Note 4). This restricted cash amount, less any indemnification claims, will be paid in September 2014.

Foreign Currency

The functional currency of the Company’s international subsidiaries is the local currency. For those subsidiaries, expenses denominated in the functional currency are translated into U.S. dollars using average exchange rates in effect during the period and assets and liabilities are translated using period-end exchange rates. The foreign currency translation adjustments are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Foreign currency transaction gains or losses are recorded in other income (expense), net. Foreign currency transaction gains and losses for all periods presented were not material.

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

The Company accounts for stock options and warrants to purchase shares of stock that are issued to non-employees based on the estimated fair value of such instruments using the Black-Scholes-Merton option pricing model. The measurement of stock-based compensation expense for these instruments is variable and subject to periodic adjustments to the estimated fair value until the awards vest or, in the case of the convertible preferred stock warrant which was outstanding in 2010 and until the initial public offering (“IPO”) in 2011, each reporting period until the warrant was exercised or converted to a warrant to purchase shares of common stock. Any resulting change in the estimated fair value is recognized in the Company’s consolidated statements of operations during the period in which the related services are rendered.

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

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $12,000, $120,000, and $259,000 for fiscal years 2011, 2012, and 2013, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, including incentive compensation, depreciation associated with research and development equipment, contract labor and consulting services, amortization of intangible assets, facilities-related costs, travel-related costs, and prototype expenses. Research and development costs are expensed as incurred.

Software Development Costs

The Company expenses software development costs as incurred until technological feasibility is attained, including research and development costs associated with stand-alone software products and software embedded in hardware products. Technological feasibility is attained when the Company has completed the planning, design, and testing phase of development of its software and the software has been determined viable for its intended use, which typically occurs when beta testing commences. The period of time between when beta testing commences and when the software is available for general release to customers has historically been short with immaterial amounts of software development costs incurred during this period. Accordingly, the Company has not capitalized any software development costs to date.

In accounting for the development of computer software developed or obtained for internal use, the Company capitalizes qualifying computer software costs, which are incurred during the application development stage, and amortizes them over the software’s estimated useful life. For the years ended June 30, 2012 and 2013, the Company capitalized approximately $1,956,000 and $0 related to the development and implementation of an enterprise resource planning system. For the years ended June 30, 2011, 2012, and 2013, the Company recognized depreciation expense of $0, $107,000, and $507,000 related to its enterprise resource planning system.

Presentation of Certain Taxes

The Company collects various taxes from customers and remits these amounts to the applicable taxing authorities. The Company’s accounting policy is to exclude these taxes from revenue and cost of revenue.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less weighted-average common shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on net income (loss) per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock subject to vesting provisions, common stock warrants, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”). In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, less weighted-average common shares subject to repurchase, as any additional common shares would be anti-dilutive.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Year Ended June 30,
	2011	2012	2013
Numerator:
Net income (loss) attributable to common stockholders	$4,555	$(5,583)	$(38,226)
Denominator:
Weighted-average common shares outstanding	17,247	87,933	96,658
Less weighted-average common shares outstanding subject to repurchase	(485)	(259)	(455)

Weighted-average shares, basic	16,762	87,674	96,203

Dilution due to stock options and common stock warrant	64,892	—	—

Weighted-average shares, diluted	81,654	87,674	96,203

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net income (loss) per share (in thousands):

	Year Ended June 30,
	2011	2012	2013
Stock options	8,846	18,452	12,151
Common stock subject to repurchase	—	134	173
Warrant – common	—	39	—

Total	8,846	18,625	12,324

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued new guidance which improves the reporting of reclassifications out of accumulated other comprehensive income (loss) (“AOCI”). The new guidance requires that the effect of significant reclassifications out of AOCI be reported on the respective line items in net income (loss) if an amount is reclassified in its entirety to net income (loss). For those items not reclassified in its entirety to net income (loss), an entity must cross-reference to disclosures where additional details about the effects of the reclassifications are disclosed. Furthermore, information about amounts reclassified out of AOCI must be shown by component. The Company will adopt this guidance in the first quarter of fiscal year 2014. The Company does not expect the adoption of this guidance to have a material impact on the Company’s results of operations, financial position, or cash flows.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$54,295	$—	$—	$54,295
Money market funds	266,944	—	—	266,944

Total cash and cash equivalents	$321,239	$—	$—	$321,239

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$36,107	$—	$—	$36,107
Money market funds	202,244	—	—	202,244

Total cash and cash equivalents	$238,351	$—	$—	$238,351

Restricted cash:
Cash	$4,860	$—	$—	$4,860

Inventories

Inventories consisted of the following (in thousands):

	June 30,
	2012	2013
Raw materials	$20,263	$32,067
Work in progress	30,065	25,497
Finished goods	9,129	13,596

	$59,457	$71,160

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,
	2012	2013
Computer equipment	$14,904	$21,866
Software	4,076	4,674
Property and equipment	5,682	10,625
Furniture and fixtures	3,759	4,294
Leasehold improvements	12,520	15,446
Construction in progress	329	203

	41,270	57,108
Less accumulated depreciation and amortization	(10,025)	(21,836)

	$31,245	$35,272

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation expense (including amortization of leasehold improvements) was $4,547,000, $6,673,000, and $11,802,000 for the fiscal years ended June 30, 2011, 2012, and 2013, respectively.

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

During the fiscal years ended June 30, 2011, 2012, and 2013, the Company capitalized leasehold improvements of $3,358,000, $7,252,000, and $2,926,000, respectively, related to its various offices which are being amortized over the related lease terms, with the latest ending in September 2021.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,
	2012	2013
Accrued compensation	$19,034	$25,146
Accrued warranty expense	2,825	5,241
Accrued other liabilities	7,328	14,038

	$29,187	$44,425

Long-term Other Liabilities

Long-term other liabilities consisted of the following (in thousands):

	June 30,
	2012	2013
Long-term deferred tax liability	$4,026	$4,900
Long-term deferred rent	8,250	9,209
Long-term other liabilities	—	5,312

	$12,276	$19,421

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

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company classifies its money market funds as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

The fair value of the Company’s money market funds was as follows (in thousands):

	Fair Value Measurements at June 30, 2012 Using
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$266,944	$—	$—	$266,944

	Fair Value Measurements at June 30, 2013 Using
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$202,244	$—	$—	$202,244

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

4. Acquisitions

NexGen Storage, Inc.

On April 24, 2013, the Company acquired 100% of the stock of NexGen Storage, Inc., (“NexGen”), a developer of hybrid storage systems based in Louisville, Colorado, pursuant to the Merger Agreement dated April 24, 2013. The consideration transferred was $110,737,000, consisting of (i) $108,973,000 in cash, (ii) $1,418,000 in assumed stock options, and (iii) $346,000 related to the elimination of intercompany balances. Of the cash consideration, $17,854,000 of cash was deposited in escrow as partial security for the indemnification obligations of the NexGen stockholders pursuant to the Merger Agreement. This amount, less any indemnification claims, will be distributed promptly following April 24, 2014.

In addition, the Company agreed to pay $5,000,000 in cash to one of the selling stockholders in 12 equal quarterly installments and issue 339,627 in shares of the Company’s common stock to another selling stockholder, which is subject to a repurchase right that lapses in 12 equal quarterly installments. The quarterly installments for both the cash and restricted stock amounts are subject to ongoing employment requirements.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company also assumed NexGen’s options and restricted stock units that were unvested at the time of the merger that were converted into unvested options to purchase 822,927 shares of the Company’s common stock and 84,808 of the Company’s restricted stock units. The fair value of the assumed options was estimated using the Black-Scholes-Merton option pricing model with market assumptions. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed, can materially affect fair value estimates. The more significant assumptions used in estimating the fair value of these stock options include expected volatility of 65.0%, expected option term of between 3.9 years and 5.7 years and a risk-free interest rate of 0.70%. The fair value of the assumed restricted stock units and the common stock was $16.63 and is based on the closing trading price of the Company’s common stock on the date of acquisition.

Subsequent to the acquisition, the Company will recognize over the underlying future service period up to approximately $23,701,000 of compensation expense related to the fair value of the cash, restricted stock, and the assumed stock-based awards.

Preliminary Allocation of Consideration Transferred

Pursuant to the Company’s business combinations accounting policy, the total consideration transferred for NexGen was allocated to the preliminary net tangible and intangible assets based upon their preliminary fair values as set forth below. The acquisition of NexGen adds to the Company’s software solutions and expands the Company’s reach into small to medium enterprise markets. These factors contributed to consideration transferred in excess of the fair value of the NexGen net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The Company’s preliminary allocation of consideration transferred for NexGen is as follows (in thousands):

Total assets	$3,777
Total liabilities	(1,973)

Net acquired tangible assets	$1,804
Developed technology (weighted-average useful life of 4 years)	15,000
Trade names (weighted-average useful life of 2 years)	520
Customer relationships (weighted-average useful life of 6 years)	390

Total identifiable intangible assets	$15,910
Goodwill	93,023

Total fair value of consideration transferred	$110,737

The preliminary allocation of the consideration transferred is subject to potential adjustments primarily related to accrued liabilities and the assessment of tax-related matters that could have a material impact on the consolidated financial statements. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

The Company recorded revenue associated with NexGen of approximately $1,546,000 from the date of acquisition through June 30, 2013. Operating expenses associated with NexGen were approximately $4,490,000 from the date of acquisition through June 30, 2013, of which $1,532,000 related to stock-based compensation expense.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ID7 Entities

On March 13, 2013, the Company acquired 100% of the stock of the ID7 Entities for total cash consideration of approximately $5,869,000. The ID7 Entities, located in England and Wales, are the primary developers of the SCST storage subsystem enabling enhanced shared storage software functionality for any Linux server or appliance. Accordingly, the assets, liabilities, and operating results of the ID7 Entities are reflected in the Company’s consolidated financial statements following the date of acquisition. Of the cash consideration, the Company retained $1,500,000 as partial security for indemnification obligations of shareholders as part of this acquisition. This restricted cash amount, less any indemnification claims, will be paid in September 2014. In connection with the acquisition, the Company issued 135,131 shares of its common stock to the former shareholders of the ID7 Entities, which is subject to a repurchase right, that lapse 25% after one year and the remaining 75% in 12 equal quarterly installments thereafter. Subsequent to the acquisition, the Company will recognize over the underlying future service period up to approximately $2,367,000 of stock-based compensation expense related to the fair value of the restricted stock awards. The fair value of the common stock was $17.52 and is based on the closing trading price of the Company’s common stock on the date of acquisition.

Preliminary Allocation of Consideration Transferred

Pursuant to the Company’s business combinations accounting policy, the total consideration transferred for ID7 Entities was allocated to the preliminary net liabilities assumed and intangible assets acquired based upon their preliminary fair values as set forth below. The acquisition of the ID7 Entities is an important part of the Company’s strategy as they are the primary developers of the SCST storage subsystem enabling enhanced shared storage software functionality for any Linux server or appliance. These factors contributed to consideration transferred in excess of the fair value of the net liabilities assumed and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The Company’s preliminary allocation of consideration transferred for ID7 Entities is as follows (in thousands):

Total assets	$76
Total liabilities	(645)

Net assumed liabilities	$(569)
Developed technology (weighted-average useful life of 4 years)	5,900
Goodwill	1,667
Deferred income tax liability	(1,129)

Total fair value of consideration transferred	$5,869

The preliminary allocation of the consideration transferred is subject to potential adjustments primarily related to accrued liabilities and the assessment of tax-related matters that could have a material impact on the consolidated financial statements. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). Subsequent to the acquisition date, the Company identified approximately $140,000 in deferred tax assets that were not previously recorded in conjunction with the acquisition of ID7 Entities. The Company determined that the adjustment related to facts and circumstances that existed at the

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

acquisition date. As a result of this new information, the acquisition date net deferred tax liability was retrospectively decreased by $140,000 with a corresponding decrease to goodwill. The adjustment did not impact the Company’s results from operations and is reflected above in the Company’s preliminary allocation of consideration transferred.

The Company assumed notes payable of approximately $623,000 as part of the acquisition of the ID7 Entities, which were paid in full in March 2013.

Operating results of the ID7 Entities subsequent to the date of acquisition are not separately disclosed as the results were not material to the Company’s consolidated statements of operations.

IO Turbine, Inc.

On August 11, 2011, the Company acquired 100% of the stock of IO Turbine, Inc. (“IO Turbine”) pursuant to the Agreement and Plan of Reorganization dated August 4, 2011. IO Turbine was a provider of caching solutions for virtual environments, based in San Jose, California. Accordingly, the assets, liabilities, and operating results of IO Turbine are reflected in the Company’s condensed consolidated financial statements following the date of acquisition. The fair value of the consideration transferred was approximately $65,568,000, which consisted of (i) cash of approximately $21,199,000, (ii) approximately $43,485,000 in common stock valued at $28.40 per share, the closing sale price of the Company’s common stock on the closing date of the acquisition, and (iii) approximately $884,000 in assumed stock options attributable to pre-acquisition service. In addition, subsequent to the acquisition, the Company has been recognizing and will continue to recognize up to approximately $26,421,000 of stock-based compensation expense related to the fair value of assumed restricted stock awards and stock options, of which approximately $3,795,000 were expensed immediately in connection with the acceleration of vesting of certain restricted stock awards and the remainder will continue to be recognized over the underlying future service period of the assumed stock awards and stock options. At the time of acquisition, IO Turbine stockholders holding RSAs had the option to receive cash and/or shares of the Company’s common stock for their unvested RSAs based on a fixed value determined at the acquisition date. As a result, the Company: (i) issued approximately 414,000 shares of its common stock that remain subject to forfeiture based on the original vesting schedule applicable to such awards and (ii) will pay up to approximately $4,631,000 in cash in accordance with the original vesting schedule applicable to such awards. Of this total cash amount, approximately $4,037,000 had been paid through June 30, 2013.

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

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allocation of Consideration Transferred

Pursuant to the Company’s business combinations accounting policy, the total consideration transferred for IO Turbine was allocated to the net tangible and intangible assets based upon their fair values as set forth below. The acquisition of IO Turbine is a key part of the Company’s strategy to enable enterprise customers to increase the utilization, performance, and efficiency of their datacenter resources, and extract greater value from their information assets. These factors contributed to consideration transferred in excess of the fair value of the IO Turbine net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction. The excess of the consideration transferred over the net tangible assets and intangible asset was recorded as goodwill.

The Company’s allocation of consideration transferred for IO Turbine was as follows (in thousands):

Total assets	$3,899
Total liabilities	(826)

Net acquired tangible assets	$3,073
Developed technology (weighted-average useful life of 4 years)	10,500
Goodwill	54,777
Deferred income tax liability	(2,782)

Total fair value of consideration transferred	$65,568

Operating expenses associated with IO Turbine were approximately $20,306,000 for the fiscal year ended June 30, 2012. Stock-based compensation expense related to IO Turbine was approximately $12,282,000 for the fiscal year ended June 30, 2012.

Unaudited pro forma financial information

Unaudited Pro forma information related to the acquisition of the ID7 Entities has not been included as it was not material to the Company’s consolidated statements of operations. The following unaudited pro forma financial information is based on the combined historical financial statements of the Company, IO Turbine, and NexGen after giving effect to the Company’s acquisition of IO Turbine and NexGen as if they had occurred as of July 1, 2011 and includes pro forma adjustments related to the amortization of acquired intangible assets, stock-based compensation expense, and depreciation expense (in thousands, except per share data):

	Year Ended June 30,
	2012	2013
Revenue	$358,811	$433,799
Loss from operations	(25,744)	(55,941)
Net loss	(25,692)	(57,148)
Net loss per share, basic	$(0.29)	$(0.60)
Net loss per share, diluted	$(0.29)	$(0.60)

The amounts in the table above do not include non-recurring expense of approximately $3,795,000 related to the acceleration of vesting on certain stock-based awards that was recorded by the Company as stock-based compensation expense in the year ended June 30, 2012.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisition related expenses

Acquisition related expenses totaled approximately $1,326,000 and $710,000 for the fiscal years ended June 30, 2012 and 2013, respectively, and were recorded in general and administrative expenses. Of the total acquisition related expenses, $450,000 related to a prepaid royalty fee, paid by the Company to IO Turbine in fiscal year 2011, which was expensed by the Company upon completion of the acquisition of IO Turbine in fiscal year 2012.

5. Goodwill and Intangible Assets

Changes in the carrying amount of Goodwill consisted of the following (in thousands):

	Year Ended June 30,
	2012	2013
Balance at beginning of period	$—	$54,777
Current period acquisitions	54,777	94,690

Balance at end of period	$54,777	$149,467

The Company’s goodwill related to the acquisitions of IO Turbine and NexGen is not deductible for income tax purposes. The Company’s goodwill related to the acquisition of the ID7 Entities is deductible for income tax purposes.

The Company’s intangible assets and related accumulated amortization consisted of the following as of June 30, 2013 (in thousands):

	Weighted- Average Useful Life	Cost	Accumulated Amortization	Net
Developed technology	4 years	$31,400	$(6,108)	$25,292
Licensed technology	3 years	2,784	(657)	2,127
Trade names	2 years	520	(49)	471
Customer relationships	6 years	390	(12)	378

Total intangible assets	4 years	$35,094	$(6,826)	$28,268

Amortization expense related to intangible assets was $2,336,000 and $4,490,000 for the fiscal years ended June 30, 2012 and 2013, respectively. Estimated amortization expense in future periods for intangible assets subject to amortization is as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2014	$8,890
2015	8,804
2016	6,257
2017	4,200
2018	65
Thereafter	52

Total	$28,268

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Long-term Obligations

Loan and Security Agreement

In September 2010, the Company amended and restated its loan and security agreement (the “Revolving Line of Credit”) with a financial institution. The Revolving Line of Credit allowed the Company to borrow up to a limit of $25,000,000. A sublimit of $6,000,000 for letters of credit, certain cash management services, and foreign exchange forward contracts applied until May 2012. The total balance of letters of credit outstanding at June 30, 2012 was $3,183,000, which reduced the amount the Company had available to borrow under the Revolving Line of Credit. Prior to May 2012, borrowings under the Revolving Line of Credit would have accrued interest at a floating per annum rate equal to one-half of one percentage point (0.50%) above the prime rate as published in the Wall Street Journal. An unused commitment fee equal to 0.375% of the difference between the $25,000,000 limit and the average daily balance of borrowings outstanding each quarter was due on the last day of such quarter. Prior to May 2012, the Revolving Line of Credit was secured by substantially all of the Company’s assets. The Company could make advances against the Revolving Line of Credit until its maturity date, at which time all unpaid principal and interest was due and payable.

In August 2011, the Company entered into an amendment to the Revolving Line of Credit which provided for the consent of the financial institution with respect to the acquisition of IO Turbine and certain amendments to provide the Company with further flexibility to consummate mergers and acquisitions permitted under the Revolving Line of Credit.

In May 2012, the Company entered into a second amendment to the Revolving Line of Credit. Pursuant to this amendment, the pricing on revolving line of credit was amended such that borrowings under the Revolving Line of Credit accrued interest at a per annum rate equal to, at the Company’s option, a floating per annum rate equal to the prime rate as published in the Wall Street Journal, or the LIBOR rate (based on 1, 2, 3 or 6-month interest periods) plus a margin equal to two percent (2.00%) per annum. This amendment further provided for, among other things, (i) the reduction of the quarterly unused commitment fee to an amount equal to one-quarter of one percent (0.25%) per annum of the difference between the $25,000,000 loan commitment and the average daily balance of borrowings outstanding on the last day of each quarter, (ii) the removal of the borrowing base formula and the sublimit restricting the issuance of letters of credit, cash management services and foreign exchange forward contracts, and (iii) the release of the financial institution’s security interest in all of the Company’s assets.

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

As of June 30, 2013, the Company no longer had a revolving line of credit.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended June 30,
	2011	2012	2013
Domestic	$5,802	$(5,924)	$(38,594)
Foreign	447	956	1,872

Income (loss) before income taxes	$6,249	$(4,968)	$(36,722)

Income tax expense consisted of the following components (in thousands):

	Year Ended June 30,
	2011	2012	2013
Current:
Federal	$—	$—	$—
State	428	213	559
Foreign	112	684	1,072

Total current tax expense	540	897	1,631
Deferred:
Federal	—	(2,782)	—
State	—	—	—
Foreign	—	—	(247)

Total deferred tax benefit	—	(2,782)	(247)

Tax expense attributable to employee stock plans	1,154	2,500	120

Total income tax expense	$1,694	$615	$1,504

Income tax expense differed from the amounts computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes as a result of the following (in thousands):

	Year Ended June 30,
	2011	2012	2013
Federal tax expense (benefit) at statutory rate	$2,125	$(1,689)	$(12,486)
State tax expense, net of federal tax effect	700	1,929	465
Rate differential on foreign income taxes	(40)	359	436
Current year research tax credits	(618)	(1,366)	(3,764)
Stock-based compensation	1,970	4,943	4,630
Change in valuation allowance	(3,306)	(4,057)	11,722
Other, net	863	496	501

Income tax expense	$1,694	$615	$1,504

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of the Company’s deferred income tax assets and liabilities were as follows (in thousands):

	June 30,
	2012	2013
Deferred tax assets:
Net operating loss carryforwards	$2,662	$8,708
Tax credit carryforwards	4,015	9,053
Accruals and allowances	13,626	15,150
Stock-based compensation	10,690	17,245

Total deferred tax assets	30,993	50,156
Valuation allowance	(21,722)	(37,620)

	9,271	12,536
Deferred tax liabilities:
Fixed asset basis differences	(7,222)	(6,640)
Intangible asset basis differences	(2,049)	(6,897)

Deferred tax assets, net	$—	$(1,001)

The Company does not provide for U.S. income taxes on the undistributed earnings of foreign subsidiaries which are intended to be indefinitely reinvested in operations outside the U.S. As of June 30, 2013 the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $2,260,000. As of June 30, 2013, the amount of unrecognized deferred tax liability related to these earnings is estimated to be approximately $249,000.

As of June 30, 2013, the Company had federal and state net operating loss carryforwards (“NOLs”) of $20,268,000 and $46,074,000, respectively. The federal and state NOLs begin to expire in 2027 and 2014, respectively, if not utilized. The Company also had gross federal and state research and development tax credit carryforwards of $6,583,000 and $2,821,000, respectively, which begin to expire in 2027 and 2020, respectively, if not utilized. On January 2, 2013, the research and development tax credit was reinstated retroactive to January 1, 2012. Consequently, the increase in the amount of Federal research and development tax credit carryforwards from June 30, 2012 to June 30, 2013 includes the amount of credits generated from January 1, 2012 through June 30, 2013.

The Company maintained a full valuation allowance against its U.S deferred tax assets at June 30, 2011, 2012, and 2013 due to the uncertainty of realizing future tax benefits from its deferred tax assets due to historical losses. The valuation allowance decreased by $3,306,000 and $4,057,000, and increased by $15,898,000 during the fiscal years ended June 30, 2011, 2012, and 2013, respectively. The increase in the valuation allowance for the year ended June 30, 2013 is primarily due to operating losses.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. If an ownership change has occurred in the past or occurs in the future, the utilization of net operating loss and credit carryforwards could be significantly reduced. A study was performed to determine if any ownership changes as defined by the Internal Revenue Code of 1986 have occurred since the Company’s inception. Additional studies were

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

performed to determine any ownership changes and the potential annual limitations that could apply to the net operating losses and credits attributable to companies acquired by the Company. These studies calculated the amount of annual limitation related to such ownership changes and projected the expected usage of both net operating loss and credit carryforwards, by year. Based on the results of these studies, the Company does not expect the limitations imposed by the ownership changes to limit the usage of the net operating loss carryforward amounts before expiration. Approximately $112,000 of federal R&D credits are expected to expire unused.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based solely on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has greater than 50% likelihood to be sustained upon ultimate settlement. As of June 30, 2013, the Company’s unrecognized tax benefits were $6,047,000.

The Company recognizes accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of June 30, 2013, the Company had $30,000 of accrued interest and penalties.

During the fiscal year ended June 30, 2013, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

Balance as of June 30, 2012	$2,709
Decrease of unrecognized tax benefits taken in prior years	(39)
Increase in unrecognized tax benefits related to current year	3,377

Balance as of June 30, 2013	$6,047

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1,041,000.

The Company does not anticipate any significant change within fiscal year 2014 of its uncertain tax positions, and the Company does not anticipate any events which could cause a change to these uncertainties. The Company files tax returns in the U.S. on a Federal basis and in many U.S. state and foreign jurisdictions. The Company is open for examinations in its major tax jurisdictions for the 2008 and forward tax years. There are no ongoing income tax examinations by taxing authorities at this time.

In addition to the net operating loss carryforwards as described above, as of June 30, 2013, the Company has federal and state net operating loss carryforwards associated with stock option tax deductions greater than deductions claimed for book purposes of approximately $257,149,000 and $182,263,000, respectively. The Company also had $537,000 of state research and development tax credit carryforwards associated with stock option tax deductions greater than deductions claimed for book purposes. These benefits will be recorded directly to equity in the period they reduce current taxes payable.

The Company paid income taxes in U.S. state and foreign jurisdictions of $568,000, $265,000, and $658,000 during the fiscal years ended June 30, 2011, 2012, and 2013, respectively.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Convertible Preferred Stock and Stockholders’ (Deficit) Equity

Convertible Preferred Stock

In conjunction with the Company’s IPO of its common stock, which closed on June 14, 2011, all shares of convertible preferred stock outstanding automatically converted into 52,489,072 shares of common stock.

Public Offerings

In June 2011, the Company completed an IPO, of its common stock, in which the Company issued and sold 12,600,607 shares, including 1,845,000 shares sold pursuant to the full exercise by the underwriters of their over-allotment option, at an issuance price of $19.00 per share. After deducting underwriting discounts and commissions and approximately $3,789,000 in offering costs, the net proceeds received by the Company were approximately $218,864,000.

In November 2011, the Company completed a follow-on public offering of its common stock in which the Company issued and sold 3,000,000 shares at an issuance price of $33.00 per share. After deducting underwriting discounts and commissions and approximately $1,063,000 in offering costs, the net proceeds received by the Company were approximately $93,977,000.

Equity Incentive Plans

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

In June 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”) and reserved a total of 12,132,430 shares of common stock for issuance under the 2011 Plan. The shares reserved for issuance under the 2011 Plan include shares returned as the result of expiration or termination of options from the previous Plans and other non-plan awards made prior to the Company’s initial public offering (which may not exceed 25,867,172 shares). As of June 30, 2013, 7,338,004 shares were subject to awards and outstanding under the 2011 Plan. The number of shares available to be issued for future awards under the 2011 Plan as of June 30, 2013 was 9,904,820. In addition, the 2011 Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year beginning July 1, 2012 equal to the lesser of:

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

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In March 2013, in connection with the Company’s acquisition of the ID7 Entities, the Company assumed stock awards previously granted by the ID7 Entities. The stock awards were converted to restricted shares of the Company’s common stock. These restricted stock awards have a 48 month vesting schedule from the date the Company acquired the ID7 Entities.

In April 2013, in connection with the Company’s acquisition of NexGen, the Company assumed the unvested portions of the then outstanding stock options and restricted stock units previously granted by NexGen pursuant to the NexGen Storage, Inc. 2010 Equity Incentive Plan. In addition, the Company assumed a restricted stock award previously granted by NexGen. The stock options were converted to options to purchase shares of the Company’s common stock, the restricted stock units were converted to restricted stock units of the Company, and the restricted stock award was converted to restricted shares of the Company’s common stock. The stock options generally have a 48 month vesting schedule and have an exercise price equal to the grant date fair market value. The restricted stock units generally have a 36 to 48 month vesting schedule from the date the Company acquired NexGen. The restricted stock award has a 36 month vesting schedule from the date the Company acquired NexGen.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock option activity for all the Stock Plans for the fiscal years ended June 30, 2011, 2012 and 2013 was as follows:

	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value(1)
	(in thousands)
Outstanding as of June 30, 2010	18,412,840	$0.77
Granted	10,166,575	4.67
Exercised	(2,541,909)	0.61
Canceled	(1,309,575)	2.30

Outstanding as of June 30, 2011	24,727,931	2.31
Granted	2,654,650	22.48
Assumed	264,792	1.24
Exercised	(7,128,528)	1.15
Canceled	(633,439)	8.28

Outstanding as of June 30, 2012	19,885,406	5.21
Granted	1,387,050	21.57
Assumed	822,927	1.14
Exercised	(4,183,681)	2.02
Canceled	(646,398)	10.10

Outstanding as of June 30, 2013	17,265,304	$6.92	7.4	$126,318

Vested and expected to vest as of June 30, 2013	16,274,196	$6.68	7.4	$123,042

Vested and exercisable as of June 30, 2013	9,874,534	$4.81	6.9	$93,134

(1)	The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of June 30, 2013.

Employee Stock Options

Additional per share information related to stock options granted to employees was as follows:

	Year Ended June 30,
	2011	2012	2013
Weighted-average grant date fair value — granted	$3.22	$12.38	$11.36
Weighted-average grant date fair value — assumed in connection with acquisitions	—	27.31	15.93
Weighted-average grant date fair value — forfeited	2.33	6.84	5.83

The aggregate intrinsic value of stock options exercised during the fiscal years ended June 30, 2011, 2012, and 2013 was approximately $33,570,000, $190,748,000, and $85,678,000, respectively, which was the difference between the exercise price of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise.

The Company recorded stock-based compensation expense related to employee stock options of approximately $4,924,000, $17,022,000, and $21,688,000 for the fiscal years ended June 30, 2011,

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012, and 2013, respectively. As of June 30, 2013, there was approximately $46,367,000 of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 2.4 years.

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

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to employee stock options:

Year Ended June 30,
	2011	2012	2013
Expected volatility	48-60%	59-60%	61-65%
Expected term (in years)	3.2-7.0	5.2-6.6	3.9-5.7
Risk-free interest rate	0.6-2.7%	1.0-2.0%	0.6-1.4%
Expected dividends	—	—	—

In December 2011, the Company accelerated the vesting of 12,500 stock options in connection with the resignation of Christopher J. Schaepe from the Board of Directors of the Company. As a result of the acceleration, the Company recorded approximately $199,000 of employee related stock-based compensation expense for the year ended June 30, 2012.

The Company accelerated the vesting of 948,982 stock options in connection with the resignation of the Company’s former Chief Executive Officer and Chief Marketing Officer on May 7, 2013. As a result of the acceleration, the Company recorded an additional $2,905,000 of stock-based compensation expense for the year ended June 30, 2013.

On May 30, 2013, the Company entered into separation agreements with its former Chief Executive Officer and Chief Marketing Officer in that they will provide advisory services to the Company for the 12-month period following the date of their respective resignation. In conjunction with their continued services, the vesting of their awards has been modified such that all awards will be vested in full at the completion of the12-month period, subject to their executing (and not revoking) a supplemental release at the end of the 12-month term. As a result, the Company modified the vesting of 1,176,249 stock options and 267,500 RSUs during the period and recorded an additional net stock-based compensation expense of $554,000 for the year ended June 30, 2013. As of June 30, 2013, there was approximately $8,993,000 of unrecognized compensation expense related to the modified awards, which is expected to be recognized ratably through May 2014.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Black-Scholes inputs used in calculating the fair value and incremental expense to be recognized in connection with the equity award modification for stock options:

	Pre-Modification	Post-Modification
Expected volatility	48-63%	55%
Expected term (in years)	5.4-7.0	1.2
Risk-free interest rate	0.7-2.7%	0.1%
Expected dividends	—	—

Non-employee Stock Options

The Company from time to time grants options to purchase common stock to non-employees for advisory and consulting services. The Company estimates the fair value of these stock options using the Black-Scholes-Merton option pricing formula at each balance sheet date and records expense ratably over the vesting period of each stock option award. The Company recorded stock-based compensation expense related to these non-employee stock options of $3,235,000, $8,474,000, and $5,710,000 for the fiscal years ended June 30, 2011, 2012, and 2013, respectively.

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to non-employee stock options:

Year Ended June 30,
	2011	2012	2013
Expected volatility	48-63%	59-62%	60-65%
Expected term (in years)	7.1-10.0	6.3-9.7	5.8-8.7
Risk-free interest rate	2.1-3.4%	1.6-2.4%	1.3-2.0%
Expected dividends	—	—	—

Restricted Stock Units and Restricted Stock Awards

The following table summarizes activity during the fiscal years ended June 30, 2011, 2012, and 2013 related to RSUs and RSAs:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested RSUs and RSAs at June 30, 2011	—	$—
Granted	1,807,503	23.71
Assumed in connection with acquisitions	916,202	28.40
Vested	(211,996)	28.54
Accelerated vesting in connection with acquisitions	(502,514)	28.40
Forfeited	(12,779)	28.40
Canceled	(38,850)	22.41

Unvested RSUs and RSAs at June 30, 2012	1,957,566	24.17
Granted	2,435,524	20.28
Assumed in connection with acquisitions	559,566	16.84
Vested	(697,885)	24.68
Forfeited	(4,965)	28.40
Canceled	(111,960)	24.71

Unvested RSUs and RSAs at June 30, 2013	4,137,846	$20.78

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded stock-based compensation expense related to RSUs and RSAs of approximately $399,000, $16,253,000, and $25,769,000 for the fiscal years ended June 30, 2011, 2012, and 2013, respectively. Of the stock-based compensation expense recognized during the year ended June 30, 2012, approximately $3,795,000 was due to accelerated vesting of certain RSAs assumed in connection with the IO Turbine acquisition, of which, approximately $793,000 related to awards that were settled in cash at the time of acquisition. At June 30, 2013, there was approximately $71,391,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 3.0 years.

Repurchases of Vested Restricted Stock Units

The Company is required to withhold minimum statutory taxes related to the vesting of RSUs, including the forfeiting of a portion of the newly vested award that has a current value equal to the withholding obligation. The Company is then required to remit the amount of taxes owed by the employee to the appropriate taxing authority. As a result of such forfeitures, the Company effectively repurchased a total of 2,070 and 173,657 shares of common stock related to employee tax withholding obligations for the fiscal years ended June 30, 2012 and 2013, respectively. The Company has recorded approximately $44,000 and $3,352,000 as a financing activity for these forfeitures in the consolidated statement of cash flows for the years ended June 30, 2012 and 2013, respectively.

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

The Company recorded stock-based compensation expense related to its ESPP of approximately $79,000, $1,689,000, and $3,259,000 for the fiscal years ended June 30, 2011, 2012 and 2013, respectively. During the year ended June 30, 2013, the Company issued 423,467 shares of common stock under the ESPP. At June 30, 2013, a total of 863,879 shares of common stock were reserved for future issuance under the ESPP.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to the ESPP:

	Year Ended June 30,
	2011	2012	2013
Expected volatility	47%	47-60%	44-53%
Expected term (in years)	0.7	0.5-0.7	0.5-0.5
Risk-free interest rate	0.2%	0.1-0.2%	0.1-0.1%
Expected dividends	—	—	—

Stock-based Compensation Expense

Total stock-based compensation expense was classified as follows in the accompanying consolidated statement of operations (in thousands):

	Year Ended June 30,
	2011	2012	2013
Cost of revenue	$31	$216	$373
Sales and marketing	1,803	6,089	9,676
Research and development	1,545	9,111	18,907
General and administrative	5,258	28,022	27,470

Total stock-based compensation	$8,637	$43,438	$56,426

Warrants

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

The FASB has issued accounting guidance on the classification of freestanding warrants and other similar instruments on shares that are redeemable (either puttable or mandatorily redeemable). The guidance requires liability classification for certain warrants issued that are exercisable into convertible preferred stock. Liability classification requires the warrants to be remeasured to their fair value at each reporting period. The Company recorded $2,106,000 in interest expense in fiscal year 2011 related to the change in the fair value of the warrant liability. The Company utilized a Black-Scholes-Merton option pricing model in order to determine the fair value of the preferred stock warrant, including the consideration of a risk-free interest rate, expected term and expected volatility. Upon conversion in June 2011 in conjunction with the Company’s IPO, the liability was reclassified to additional-paid in capital and the Company no longer remeasured the warrant to fair value.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the assumptions used in the Black-Scholes-Merton pricing model as of each date the warrant was revalued:

June 30, 2011
Expected volatility	59%
Expected term (in years)	7.3
Risk free interest rate	2.2%
Expected dividends	—

Common Stock and Shares of Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance were as follows (in thousands):

	June 30, 2012	June 30, 2013
Stock options outstanding	19,885,406	17,265,304
RSUs and RSAs	1,957,566	4,137,846
ESPP	351,062	863,879
Shares available for future grants	8,129,263	9,904,820

	30,323,297	32,171,849

Issuance of Common Stock

In February 2011, the Company issued an aggregate of 60,000 shares of common stock for cash to two members of its board of directors. The purchase price of these shares was $5.12 per share.

In June 2011, the Company completed the initial public offering of its common stock in which the Company issued and sold 12,600,607 shares.

In August 2011, the Company issued an aggregate of 1,633,315 shares of common stock to former IO Turbine stockholders in conjunction with the acquisition of IO Turbine.

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

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The terms of the repurchase transaction for 150,000 of such shares required the Company to pay additional consideration to one of the stockholders if a liquidity event occurred at any time prior to May 2, 2012 in which the price per share of the Company’s common stock was greater than $15.00. For this purpose, a liquidity event was defined as either a change of control or sale of substantially all of the assets of the Company or the initial public offering of common stock of the Company. The amount of the additional per share consideration payable was equal to half the difference between the applicable liquidity event price per share and $15.00. The liquidity event price per share was the closing per share sale price as of the first trading day following the December 5, 2011 expiration date of the lock-up period described in the underwriting section of the Company’s Form S-1 registration statement. In accordance with the terms of the repurchase transaction, the Company paid $1,066,500 in additional consideration to the stockholder on December 9, 2011. As this transaction was settled with a cash payment and the amount of settlement was indexed to the Company’s common stock price per share on December 6, 2011, this transaction was accounted for as a derivative instrument in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, and was recorded at fair value. The derivative agreement does not meet the hedge criteria and the Company recorded the change in fair value of the derivative of approximately $70,000 and $0 as other income in the consolidated statement of operations for the years ended June 30, 2012 and 2013, respectively.

9. Commitments and Contingencies

Letters of Credit

As of June 30, 2012 and 2013, the Company had a total of $3,183,000 and $3,360,000, respectively, in letters of credit outstanding with financial institutions. These outstanding letters of credit were issued for purposes of securing the Company’s obligations under facility leases. As of June 30, 2013, the letters of credit were collateralized by a portion of the Company’s cash. This is reflected as restricted cash on the consolidated balance sheet as of June 30, 2013.

Leases

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Fiscal Year Ending June 30,	Amount
2014	$6,166
2015	6,531
2016	6,684
2017	6,707
2018	6,678
Thereafter	17,830

Total	$50,596

Operating lease payments primarily relate to the Company’s leases of office space with various expiration dates through 2021. The terms of these leases often include tenant improvement allowances, periods of free rent, and increasing rental rates over time. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense recorded but not paid.

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During fiscal years 2011, 2012, and 2013, the Company entered into new leases to expand its primary office facilities in Salt Lake City, Utah. The term of these leases includes an initial lease term that ends in September 2021, plus the option for the Company to extend the leases for an additional five years. These leases include periods of free rent during the first year beginning with the lease effective date and increasing rental rates over the term of the leases.

In January 2012, the Company entered into a lease agreement to lease approximately 79,000 square feet of office space located in San Jose, California. The lease term is for 82 months and ends in March 2019. The lease provides for monthly payments of rent during the term as set forth in the lease. The lease also includes periods of free rent during the first year beginning with the lease effective date and increasing rental rates over the term of the lease. The lease also provides that the Company must pay taxes and operating expenses in addition to the base rent. The lease allowed for leasehold improvements up to $1,187,000, which is being recognized on a straight-line basis as a reduction to rent expense over the term of the lease.

The Company also leases certain equipment under operating leases that expire at various dates through 2018. These equipment leases typically include provisions that allow the Company at the end of the initial lease term to renew the lease, purchase the underlying equipment at the then fair market value, or return the equipment to the lessor.

Rent expense was $4,034,000, $5,428,000, and $7,248,000 for the fiscal years ended June 30, 2011, 2012, and 2013, respectively.

Purchase Commitments

As of June 30, 2013, the Company had fulfilled all of its raw materials purchase commitments that were outstanding as of the prior year and no outstanding commitment remained.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2012 and 2013.

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

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

following a change of control of the Company, the employees are entitled to receive certain benefits, including severance payments, accelerated vesting of stock and stock options, and certain insurance benefits.

Legal Matters

On February 7, 2012, Entorian Technologies L.P., filed a lawsuit in the U.S. District Court for the District of Utah against the Company. The complaint alleged that memory stacks included in some of the Company’s products infringe U.S. Patent No. 5,420,751, or the ‘751 patent, which expired in May 2012. Polystak, Inc. is the Company’s third-party supplier of the accused memory stack component. On March 1, 2012, Polystak filed a lawsuit against Entorian Technologies in the U.S. District Court for the Northern District of California. The complaint alleges that the ‘751 patent is invalid, and that Polystak’s memory stacks do not infringe the ‘751 patent. On March 8, 2012, Entorian Technologies dismissed the lawsuit against the Company in Utah. On March 9, 2012, Entorian Technologies filed a counterclaim against the Company and Polystak in the Northern District of California lawsuit. The counterclaim alleges that the Company and Polystak infringe the ‘751 patent and seeks damages, but it does not seek an injunction. On September 4, 2012, the Court stayed this lawsuit pending reexamination of the ‘751 patent by the U.S. Patent Office. Polystak has agreed to indemnify and defend the Company with respect to these lawsuits.

On September 7, 2011, Solid State Storage Solutions, Inc. (“S4”) filed a lawsuit in U.S. District Court for the Eastern District of Texas against the Company and eight other companies, alleging that the Company’s products infringed certain of the S4 patents. On February 22, 2013, the parties resolved this matter pursuant to a confidential agreement that releases the Company from past claims and includes a license to S4’s patent portfolio. The Company accounted for the settlement agreement as a multiple element arrangement and allocated the consideration paid to the identifiable elements based on their relative fair value. A portion of the settlement was allocated to alleged prior infringement and settlement costs, which were recorded as an approximate $4,052,000 expense to cost of revenue and an approximate $2,805,000 to general and administrative expense, respectively, on the Company’s consolidated statements of operations during the fiscal year ended June 30, 2013. The remaining portion was allocated to the licensing of intellectual property for future use to be amortized to cost of revenue using a method that reflects the pattern in which the economic benefits of the intangible asset is estimated to be used and imputed interest expense. Although the Company continues to dispute that its products infringe any valid claims of the patents, the settlement enables the Company to avoid further legal defense costs and the diversion of management resources. On March 28, 2013, the U.S. District Court for the Eastern District of Texas approved the parties’ joint motion to dismiss the matter with prejudice.

On May 18, 2011, Internet Machines LLC filed a lawsuit in U.S. District Court for the Eastern District of Texas against the Company and 20 other companies. The complaint alleges that the Company’s products infringe U.S. Patent Nos. 7,454,552; 7,421,532; 7,814,259; and 7,945,722. On August 26, 2011, Internet Machines MC LLC amended its prior complaint filed in the U.S. District Court for the Eastern District of Texas against PLX Technology, Inc. to add the Company and several other companies as defendants. This complaint alleges that the Company’s products infringe U.S. Patent No. 7,539,190. These complaints seek both damages and a permanent injunction against the Company. The specific infringement allegations appear to focus on a PCI switch component that, while used in some of the Company’s products, is manufactured by a third-party supplier. This third-party supplier was found to infringe the above identified U.S. Patent Nos. 7,454,552 and 7,421,532 by a jury

FUSION-IO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in a prior case. The judge has stayed the lawsuits against the Company pending the entry of a final non-appealable judgment in the prior case between the third-party supplier and Internet Machines. The third-party supplier has agreed to indemnify and defend the Company with respect to these lawsuits.

Based on the Company’s preliminary investigations of the patents identified in the Entorian Technologies and Internet Machines complaints, the Company does not believe that its products infringe any valid or enforceable claim of the patents at issue in those complaints. With respect to these matters, the Company’s third-party suppliers have agreed to indemnify and defend the Company. As of June 30, 2013, the Company did not record a liability related to these matters as it determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect the Company’s consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

10. Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all U.S. employees. Matching contributions and profit sharing contributions to the plan are at the discretion of the Company. The Company did not pay any matching contributions in any periods presented in the accompanying consolidated statements of operations.

11. Related Party Transactions

Prior to its IPO in June 2011, the Company issued and sold an aggregate of 52,489,072 shares of Series A, B, and C convertible preferred stock. All shares of convertible preferred stock outstanding automatically converted into 52,489,072 shares of common stock in conjunction with the IPO. Purchasers of the Company’s Series A, B and C convertible preferred stock include New Enterprise Associates 12, Limited Partnership (“NEA 12”) and Lightspeed Venture Partners VIII, L.P. (“Lightspeed VIII”). Both of these investors owned more than 5% of the Company’s outstanding capital stock as of June 30, 2011 and NEA 12 owned more than 5% of the Company’s outstanding capital stock as of June 30, 2012 and 2013. Forest Baskett and Scott Sandell, both of whom are members of the Company’s board of directors, are general partners of NEA 12. Christopher J. Schaepe, a member of the Company’s board of directors until his resignation on December 16, 2011, is a founding managing director of Lightspeed Venture Partners.

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

Fusion-io, Inc.

Index to Exhibits

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

2.1	Agreement and Plan of Reorganization, dated as of August 4, 2011¸ by and between the Registrant, IO Turbine, Inc. and certain other parties		8-K	001-35188	2.1	08/05/2011

2.2	Agreement and Plan of Merger, dated as of April 24, 2013, by and between Fusion-io, Inc., NexGen Storage, Inc. and certain other parties		8-K	001-35188	2.1	04/24/2013

3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K	001-35188	3.1	09/02/2011

3.2	Amended and Restated Bylaws of the Registrant		10-K	001-35188	3.2	09/02/2011

4.1	Specimen common stock certificate of the Registrant		S-1/A	333-172683	4.1	05/23/2011

10.1A*	Form of Indemnification Agreement by and between the Registrant and certain of its directors and officers		S-1/A	333-172683	10.1A	05/23/2011

10.1B*	Form of Indemnification Agreement by and between the Registrant and certain of its directors affiliated with investment funds and such investment funds		S-1/A	333-172683	10.1B	05/23/2011

10.2*	2006 Stock Option Plan and Form of Stock Option Agreement under 2006 Stock Option Plan		S-1	333-172683	10.2	03/09/2011

10.3*	2008 Stock Incentive Plan and Form of Stock Option Agreement under 2008 Stock Incentive Plan		S-1	333-172683	10.3	03/09/2011

10.4*	2010 Executive Stock Incentive Plan and Related Forms		S-1	333-172683	10.4	03/09/2011

10.5*	2011 Equity Incentive Plan and Related Forms		S-1/A	333-172683	10.5	05/23/2011

10.6*	2011 Employee Stock Purchase Plan and Form of Purchase Agreement under 2011 Employee Stock Purchase Plan		S-1/A	333-172683	10.6	05/23/2011

10.7*	Form of Non-Plan Stock Option Agreement between the Registrant and certain of its officers		S-1	333-172683	10.7	03/09/2011

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.8*	Form of Involuntary Termination Severance Agreement between the Registrant and certain of its officers		S-1	333-172683	10.10	03/09/2011

10.8A*	Involuntary Termination Severance Agreement between the Registrant and Dennis P. Wolf, dated as of August 11, 2010		S-1/A	333-172683	10.10A	04/18/2011

10.9	Lease Agreement between the Registrant and NOP Cottonwood 2825, LLC, dated May 28, 2010 (Building 10)		S-1	333-172683	10.12	03/09/2011

10.9A	First Amendment to Lease Agreement between Registrant and NOP Cottonwood 2825, LLC, dated August 16, 2011 (Building 10)		10-Q/A	001-35188	10.2	11/16/2011

10.9B	Second Amendment to Lease Agreement between Registrant and NOP Cottonwood 2825, LLC, dated December 2, 2011 (Building 10)		10-Q	001-35188	10.1	02/09/2012

10.9C	Third Amendment to Lease Agreement between Registrant and NOP Cottonwood 2825, LLC, dated March 15, 2013 (Building 10)		10-Q	001-35188	10.12C	05/07/2013

10.10	Lease Agreement between the Registrant and NOP Cottonwood 2855, LLC, dated May 28, 2010 (Building 11)		S-1	333-172683	10.13	03/09/2011

10.10A	First Amendment to Lease Agreement between Registrant and NOP Cottonwood 2855, LLC, dated September 6, 2011 (Building 11)		10-Q/A	001-35188	10.3	11/16/2011

10.10B	Second Amendment to Lease Agreement between Registrant and NOP Cottonwood 2855, LLC, dated July 10, 2012 (Building 11)		10-K	001-35188	10.13B	08/27/2012

10.11*	Offer Letter between the Registrant and Dennis Wolf, dated November 4, 2009		S-1/A	333-172683	10.16	05/06/2011

10.12*	Offer Letter between the Registrant and Jim Dawson, dated April 1, 2008		S-1/A	333-172683	10.17	05/06/2011

10.13*	Offer Letter between the Registrant and Lance Smith, dated April 29, 2008 as supplemented by an Offer Letter dated December 26, 2008		S-1/A	333-172683	10.18	05/06/2011

			Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

10.14*	Executive Incentive Compensation Plan, adopted by the Registrant on May 16, 2011		S-1/A	333-172683	10.19	05/23/2011

10.15*	IO Turbine, Inc. 2009 Equity Incentive Plan		10-K	001-35188	10.20	09/02/2011

10.16	Office Lease, dated as of January 13, 2012 and executed on January 20, 2012, by and between the Registrant and LaSalle Montague, Inc.		10-Q	001-35188	10.1	05/10/2012

10.17*	Offer Letter, dated as of August 4, 2011, between the Registrant and Richard W. Boberg		8-K	001-35188	10.1	09/14/2012

10.18*	NexGen Storage, Inc. 2010 Equity Incentive Plan and Related Forms		S-8	333-188406	4.2	05/07/2013

10.19*	Form of Acknowledgment and Agreement by and between the Registrant and each of James L. Dawson, Shawn J. Lindquist, Lance L. Smith, and Dennis P. Wolf	X

10.20*	Letter Agreement between the Registrant and Shane Robison, dated May 29, 2013		8-K	001-35188	10.1	05/31/2013

10.21*	Involuntary Termination Severance Agreement between the Registrant and Shane Robison, effective as of May 7, 2013		8-K	001-35188	10.2	05/31/2013

10.22*	Separation Agreement and Release of Claims between the Registrant and David A. Flynn, dated May 30, 2013		8-K	001-35188	10.3	05/31/2013

10.23*	Separation Agreement and Release of Claims between the Registrant and Rick C. White, dated May 30, 2013		8-K	001-35188	10.4	05/31/2013

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	File No.	Exhibit No.	Filing Date

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Linkbase Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Labels Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.