Form 10-Q
period 2013-09-30
FUSION-IO, INC.
filed 2013-11-08
CIK 1383729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of the registrant’s common stock, $0.0002 par value per share, outstanding as of November 1, 2013 was 105,480,908.

FUSION-IO, INC.

FORM 10-Q

-i-

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSION-IO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2013	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$238,351	$225,265
Accounts receivable, net of allowances of $1,990 and $1,806 as of June 30, 2013 and September 30, 2013, respectively	69,107	63,912
Inventories	71,160	74,115
Prepaid expenses and other current assets	9,530	11,416

Total current assets	388,148	374,708
Property and equipment, net	35,272	34,989
Restricted cash	4,860	1,587
Intangible assets, net	28,268	26,018
Goodwill	149,467	149,467
Other assets	1,433	1,428

Total assets	$607,448	$588,197

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,170	$11,691
Accrued and other current liabilities	44,425	39,039
Deferred revenue	24,848	22,533

Total current liabilities	83,443	73,263
Deferred revenue, less current portion	14,167	14,643
Other liabilities	19,421	19,157
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	20	20
Additional paid-in capital	599,292	618,165
Accumulated other comprehensive loss	(110)	(370)
Accumulated deficit	(108,785)	(136,681)

Total stockholders’ equity	490,417	481,134

Total liabilities and stockholders’ equity	$607,448	$588,197

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,
	2012	2013
Revenue	$118,115	$86,293
Cost of revenue	48,065	36,540

Gross profit	70,050	49,753
Operating expenses:
Sales and marketing	25,587	34,798
Research and development	22,173	29,468
General and administrative	13,841	13,291

Total operating expenses	61,601	77,557

Income (loss) from operations	8,449	(27,804)
Other income (expense):
Interest income	114	35
Interest expense	(30)	(51)
Other (expense) income, net	(29)	186

Income (loss) before income taxes	8,504	(27,634)
Income tax expense	(4,571)	(262)

Net income (loss)	$3,933	$(27,896)

Net income (loss) per common share:
Basic	$0.04	$(0.28)
Diluted	$0.04	$(0.28)
Weighted-average number of shares:
Basic	94,221	99,903
Diluted	108,425	99,903

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,
	2012	2013
Net income (loss)	$3,933	$(27,896)
Foreign currency translation adjustment	23	(260)

Comprehensive income (loss)	$3,956	$(28,156)

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended September 30,
	2012	2013
Operating activities:
Net income (loss)	$3,933	$(27,896)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,188	5,838
Stock-based compensation	13,889	14,215
Excess tax benefit from stock-based awards	(4,385)	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,951)	5,195
Inventories	(7,746)	(2,955)
Prepaid expenses and other assets	457	(1,881)
Accounts payable	14,014	(2,479)
Accrued and other liabilities	8,658	(5,341)
Deferred revenue	5,610	(1,839)

Net cash provided by (used in) operating activities	28,667	(17,146)
Investing activities:
Purchases of property and equipment	(5,175)	(3,281)

Net cash used in investing activities	(5,175)	(3,281)
Financing activities:
Proceeds from exercises of stock options	4,279	3,206
Issuance of restricted awards and restricted stock units, net of repurchases	(1,055)	(702)
Proceeds from issuance of common stock under employee stock purchase plan	1,459	1,569
Excess tax benefit from stock option exercises	4,385	3
Change in restricted cash	—	3,273

Net cash provided by financing activities	9,068	7,349
Effect of exchange rate changes on cash and cash equivalents	94	(8)

Net increase (decrease) in cash and cash equivalents	32,654	(13,086)
Cash and cash equivalents at the beginning of period	321,239	238,351

Cash and cash equivalents at the end of period	$353,893	$225,265

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

Basis of Presentation

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive income (loss), and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations, and cash flows. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014 or any other period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 (the “2013 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the unaudited condensed consolidated financial statements.

Segment and Geographic Information

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded it operates in one business segment, which is the development, marketing, and sale of storage memory solutions. Substantially all of the Company’s revenue for all periods presented in the accompanying condensed consolidated statements of operations has been from sales of the ioMemory based product lines and related customer support services. The Company’s headquarters and most of its operations are located in the United States; however, it conducts sales activities through sales offices in Europe and Asia. Revenue recognized from sales with a ship-to location outside of the United States was 38% and 40% of revenue for the three months ended September 30, 2012 and 2013, respectively. Revenue recognized from sales to customers with a ship-to address in Germany was 19% of revenue for the three months ended September 30, 2012 and revenue recognized from sales to customers with a ship-to address in China was 11% of revenue for the three months ended September 30, 2013. No other country outside of the United States accounted for 10% or more of revenue for all periods presented. Long-lived tangible assets located outside of the United States were not material for all periods for which a condensed consolidated balance sheet is presented.

Reclassification

Certain expense amounts previously reported in the condensed consolidated statements of operations for the three months ended September 30, 2012 have been reclassified to reflect an adjustment to the method in which the Company allocates information technology and facility costs and to conform to fiscal 2014 presentation. As a result of the reclassifications, cost of revenue increased by $71,000, sales and marketing expenses increased by $567,000, research and development expenses increased by $605,000, and general and administrative expenses decreased by $1,243,000 for the three months ended September 30, 2012. The net effect of these reclassifications did not impact the amounts previously reported as income from operations and net income.

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

Significant Customers

Customers that accounted for 10% or more of the Company’s revenue represented 70% and 57% of revenue for the three months ended September 30, 2012 and 2013, respectively. As a consequence of the concentration of the Company’s customers, and typically a small number of large purchases by these customers, revenue, gross margin, and operating results may fluctuate significantly from period to period.

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

The following table presents the changes in the product warranty liability (in thousands):

Total
Balance at June 30, 2013	$5,241
Warranty costs accrued	376
Warranty claims	(421)
Adjustments related to pre-existing warranties, including changes in estimates	279

Balance at September 30, 2013	$5,475

Restricted Cash

As of June 30, 2013 and September 30, 2013, the Company had restricted cash of approximately $4,860,000 and $1,587,000, respectively. Of the amounts restricted as of September 30, 2013, approximately $87,000 related to letters of credit for purposes of securing the Company’s obligation under a facility lease which was collateralized by a portion of the Company’s cash through the term of the lease, which ends March 2017. In addition, the Company retained $1,500,000 as partial security for indemnification obligations of shareholders as part of the acquisition of ID7 Ltd. and SCST Limited (together, the “ID7 Entities”) (see Note 4). This restricted cash amount, less any indemnification claims, will be paid in September 2014.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less weighted-average common shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on net income (loss) per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options, assumed vesting of outstanding restricted stock subject to vesting provisions, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”). In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, less weighted-average common shares subject to repurchase, as any additional common shares would be anti-dilutive.

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,
	2012	2013
Numerator:
Net income (loss)	$3,933	$(27,896)

Denominator:
Weighted-average common shares outstanding	94,432	100,376
Less weighted-average common shares outstanding subject to repurchase	(211)	(473)

Weighted-average shares, basic	94,221	99,903

Effect of dilutive securities	14,204	—

Weighted-average shares, diluted	108,425	99,903

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,
	2012	2013
Stock options	4,664	8,200
Restricted stock units and restricted stock awards	1,841	114

Total	6,505	8,314

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) requiring an entity to report information, either on the face of the statement where net income is presented or in the notes, about the amounts reclassified out of accumulated other comprehensive income by component and to report significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The ASU has been adopted by the Company effective for the first quarter of fiscal 2014. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued an ASU providing presentation requirements for unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a similar tax credit carryforward exists. This accounting standard update will be effective for the Company beginning in its first quarter of fiscal 2015 and is not expected to have a significant impact on its consolidated financial statements.

2. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$36,107	$—	$—	$36,107
Money market funds	202,244	—	—	202,244

Total cash and cash equivalents	$238,351	$—	$—	$238,351

Restricted cash:
Cash	$4,860	$—	$—	$4,860

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$22,991	$—	$—	$22,991
Money market funds	202,274	—	—	202,274

Total cash and cash equivalents	$225,265	$—	$—	$225,265

Restricted cash:
Cash	$1,587	$—	$—	$1,587

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2013	September 30, 2013
Raw materials	$32,067	$40,699
Work in progress	25,497	22,117
Finished goods	13,596	11,299

	$71,160	$74,115

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2013	September 30, 2013
Computer equipment	$21,866	$23,395
Software	4,674	4,802
Property and equipment	10,625	11,881
Furniture and fixtures	4,294	4,427
Leasehold improvements	15,446	15,597
Construction in progress	203	310

	57,108	60,412
Less accumulated depreciation and amortization	(21,836)	(25,423)

	$35,272	$34,989

Depreciation expense (including amortization of leasehold improvements) was $2,532,000 and $3,587,000 for the three months ended September 30, 2012 and 2013, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2013	September 30, 2013
Accrued compensation	$25,146	$21,000
Accrued warranty expense	5,241	5,475
Accrued other liabilities	14,038	12,564

	$44,425	$39,039

Long-term Other Liabilities

Long-term other liabilities consisted of the following (in thousands):

	June 30, 2013	September 30, 2013
Long-term deferred tax liability	$4,900	$4,816
Long-term deferred rent	9,209	9,029
Long-term other liabilities	5,312	5,312

	$19,421	$19,157

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company classifies its money market funds as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

The fair value of the Company’s money market funds was as follows (in thousands):

	Fair Value Measurements at June 30, 2013
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$202,244	$—	$—	$202,244

	Fair Value Measurements at September 30, 2013
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$202,274	$—	$—	$202,274

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate their fair values due to the short maturities of these assets and liabilities.

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

Subsequent to the acquisition, the Company will recognize, over the underlying future service period, up to approximately $23,701,000 of compensation expense related to the fair value of the cash, restricted stock, and the assumed stock-based awards.

Allocation of Consideration Transferred

Pursuant to the Company’s business combinations accounting policy, the total consideration transferred for NexGen was allocated to the net tangible and intangible assets based upon their fair values as set forth below. The acquisition of NexGen adds to the Company’s software solutions and expands the Company’s reach into small to medium enterprise markets. These factors contributed to consideration transferred in excess of the fair value of the NexGen net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The Company’s allocation of consideration transferred for NexGen is as follows (in thousands):

Total assets	$3,777
Total liabilities	(1,973)

Net acquired tangible assets	$1,804
Developed technology (weighted-average useful life of 4 years)	15,000
Trade names (weighted-average useful life of 2 years)	520
Customer relationships (weighted-average useful life of 6 years)	390

Total identifiable intangible assets	$15,910
Goodwill	93,023

Total fair value of consideration transferred	$110,737

For the three months ended September 30, 2013, the Company recorded revenue associated with NexGen of approximately $1,248,000. Operating expenses associated with NexGen for the three months ended September 30, 2013 were approximately $6,350,000, of which approximately $2,141,000 related to stock-based compensation expense.

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

Allocation of Consideration Transferred

Pursuant to the Company’s business combinations accounting policy, the total consideration transferred for ID7 Entities was allocated to the net liabilities assumed and intangible assets acquired based upon their fair values as set forth below. The acquisition of the ID7 Entities is an important part of the Company’s strategy as they are the primary developers of the SCST storage subsystem enabling enhanced shared storage software functionality for any Linux server or appliance. These factors contributed to consideration transferred in excess of the fair value of the net liabilities assumed and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The Company’s allocation of consideration transferred for ID7 Entities is as follows (in thousands):

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

Unaudited pro forma financial information

Unaudited Pro forma information related to the acquisition of the ID7 Entities has not been included as it was not material to the Company’s consolidated statements of operations. The following unaudited pro forma financial information is based on the combined historical financial statements of the Company and NexGen after giving effect to the Company’s acquisition of NexGen as if it had occurred as of July 1, 2012 and includes pro forma adjustments related to the amortization of acquired intangible assets, stock-based compensation expense, and depreciation expense (in thousands, except per share data):

	Three Months Ended September 30,
	2012	2013
Revenue	$118,245	$86,293
Net income (loss) from operations	2,863	(27,804)
Net loss	(828)	(27,896)
Net loss per share, basic	$(0.01)	$(0.28)
Net loss per share, diluted	$(0.01)	$(0.28)

Acquisition related expenses

Acquisition related expenses totaled approximately $0 and $36,000 for the three months ended September 30, 2012 and 2013, respectively, and were recorded in general and administrative expenses.

5. Goodwill and Intangible Assets:

Changes in the carrying amount of Goodwill consisted of the following (in thousands):

Total
Balance as of June 30, 2013	$149,467
Current period acquisitions	—

Balance as of September 30, 2013	$149,467

The Company’s goodwill related to the acquisition of NexGen is not deductible for income tax purposes. The Company’s goodwill related to the acquisition of the ID7 Entities is deductible for income tax purposes.

The Company’s intangible assets and related accumulated amortization consisted of the following as of September 30, 2013 (in thousands):

	Weighted-Average Useful Life	Cost	Accumulated Amortization	Net
Developed technology	4 years	$31,400	$(8,070)	$23,330
Licensed technology	3 years	2,784	(864)	1,920
Trade names	2 years	520	(114)	406
Customer relationships	6 years	390	(28)	362

Total intangible assets	4 years	$35,094	$(9,076)	$26,018

Amortization expense related to intangible assets for the three months ended September 30, 2012 and 2013 was approximately $656,000 and $2,251,000, respectively. Estimated amortization expense in future periods for intangible assets subject to amortization is as follows (in thousands):

Fiscal Year Ending June 30,	Total
Remaining 2014	$6,639
2015	8,804
2016	6,257
2017	4,200
2018	65
Thereafter	53

$26,018

6. Long-term Obligations

Revolving Line of Credit

In September 2013, the Company entered into a credit agreement (the “Revolving Line of Credit”) with Silicon Valley Bank. The Revolving Line of Credit allows the Company to borrow up to a limit of $25,000,000, with a $25,000,000 letter of credit sub-facility. The Revolving Line of Credit contains an option to increase the lending commitments, subject to certain requirements, with Silicon Valley Bank and/or new lenders to provide up to an aggregate of $75,000,000 in additional lending commitments. Loan proceeds may be used for general corporate purposes, and the Company may prepay and/or reborrow revolving loans under the Revolving Line of Credit in whole or in part at any time without premium or penalty. As of September 30, 2013, the Company had no outstanding revolving loans under the credit agreement and an aggregate face amount of $3,183,000 in undrawn letters of credit under the Revolving Line of Credit.

The revolving loans bear interest, at the Company’s option, at (i) a base rate determined in accordance with the Revolving Line of Credit, minus 0.75%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus 1.25%. The base rate means the highest of (i) the prime rate published by the Wall Street Journal and (ii) the federal funds rate plus a margin equal to 0.50%. Interest is due and payable in arrears monthly for base rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on September 13, 2016.

The Company is also obligated to pay a quarterly unused commitment fee equal to 0.10% multiplied by the average unused portion of the total revolving commitments, a quarterly fee of 1.25% on the daily amount available to be drawn under each letter of credit, and other customary fees for a facility of this size and type.

Upon an event of default, the lender(s) may terminate their commitments to make further revolving loans and declare the outstanding revolving loans and all accrued and unpaid interest under the Revolving Line of Credit to be immediately due and payable. The events of default under the Revolving Line of Credit include, among others, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, ERISA defaults, judgment defaults, a change of control default, and a material adverse effect default.

Under the terms of the Revolving Line of Credit, the Company is required to maintain the following minimum financial covenants on a consolidated basis:

•	A ratio of current assets to the sum of (i) current liabilities plus, without duplication, (ii) the aggregate amount of outstanding revolving loans and undrawn or unreimbursed letters of credit under the Revolving Line of Credit, of at least 2.00 to 1.00.

•	A tangible net worth of at least the sum of (i) $200,000,000, plus (ii) an amount equal to 50% of net income earned in each fiscal quarter ending after March 30, 2013, plus (ii) an amount equal to 25% of the aggregate increases in shareholders’ equity resulting from certain specified transactions.

As of September 30, 2013, the Company was in compliance with all covenants.

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

The components of the Company’s income tax expense or benefit include state income taxes, foreign income taxes, U.S. federal alternative minimum tax, and effects of stock-based awards. Income tax expense was approximately $4,571,000 and $262,000 for the three months ended September 30, 2012 and 2013, respectively, or approximately 54% and 1% of income (loss) before income taxes, respectively. The Company’s effective tax rate for the three months ended September 30, 2013 is lower when compared to the same period in the prior year primarily due to the operating loss incurred in the current period. The effective tax rate for the three months ended September 30, 2013 differs from the U.S. federal statutory rate of 35% primarily due to the Company’s full valuation allowance against its net deferred tax assets.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state or foreign tax returns are not currently under examination.

The Company is subject to income taxes in various U.S. and foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. During the three months ended September 30, 2013, the aggregate change in the total gross amount of unrecognized tax benefits was as follows (in thousands):

Total
Balance at June 30, 2013	$6,047
Increase in unrecognized tax benefits related to current year	626

Balance at September 30, 2013	$6,673

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1,166,000. The Company does not anticipate any significant change of its uncertain tax positions within fiscal 2014, and the Company does not anticipate any events which could cause a change to these uncertainties.

As of September 30, 2013, the Company had federal net operating loss carryforwards of $314,847,000, of which $285,261,000 relate to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. As of September 30, 2013, the Company had state net operating loss carryforwards of $254,949,000, of which $202,305,000 relate to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. Additionally, the Company had federal research and development tax credit carryforwards of $7,172,000, and state research and development tax credit carryforwards of $3,706,000, of which $537,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. In the future, the Company intends to utilize any carryforwards available to reduce its tax payments.

The Company recorded directly to equity a tax benefit for the three months ended September 30, 2013 of approximately $3,000 related to certain tax deductions for stock-based awards.

8. Stockholders’ Equity

Equity Incentive Plans

On July 1, 2013, the number of authorized shares of common stock available for issuance under the 2011 Equity Incentive Plan (the “2011 Plan”) was increased by 4,952,076 shares in accordance with the provisions of the 2011 Plan. At September 30, 2013, a total of 13,589,193 shares of common stock were available for grant under the Company’s equity incentive plans.

Stock option activity for all the Equity Incentive Plans for the three months ended September 30, 2013 was as follows:

	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding as of June 30, 2013	17,265,304	$6.92
Granted	156,600	11.04
Exercised	(2,812,590)	1.14
Canceled	(254,423)	10.16

Outstanding as of September 30, 2013	14,354,891	$8.04	7.4	$76,733

Vested and expected to vest as of September 30, 2013	13,539,655	$7.85	7.4	$74,980

Vested and exercisable as of September 30, 2013	8,046,293	$6.46	6.9	$55,759

(1)	The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of September 30, 2013.

Employee Stock Options

Additional per share information related to stock options granted to employees was as follows:

	Three Months Ended September 30,
	2012	2013
Weighted-average grant date fair value — granted	$15.42	$5.56
Weighted-average grant date fair value — forfeited	11.06	9.57

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2012 and 2013 was approximately $41,576,000 and $31,115,000, respectively, which reflected the difference between the exercise prices of the underlying stock option awards and the fair value of the Company’s common stock on the date of exercise.

The Company recorded stock-based compensation expense related to employee stock options of approximately $5,093,000 and $4,408,000 for the three months ended September 30, 2012 and 2013, respectively. As of September 30, 2013, there was approximately $39,115,000 of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average service period of 2.2 years.

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

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to employee stock options:

Three Months Ended September 30,
	2012	2013
Expected volatility	61.4 – 63.1%	61.4 – 62.0%
Expected term (in years)	4.5 – 5.4	4.4 – 4.5
Risk-free interest rate	0.6 – 0.7%	1.4 – 1.7%
Expected dividends	—	—

Non-employee Stock Options

The Company from time to time grants options to purchase common stock to non-employees for advisory and consulting services. The Company estimates the fair value of these stock options using the Black-Scholes-Merton option pricing formula at each balance sheet date and records expense ratably over the vesting period of each stock option award. The Company recorded stock-based compensation expense related to these non-employee stock options of approximately $2,748,000 and $2,257,000 for the three months ended September 30, 2012 and 2013, respectively.

In May 2013, the Company entered into separation agreements with its former Chief Executive Officer and Chief Marketing Officer in that they will provide advisory services to the Company for the 12-month period following the date of their respective resignation. In conjunction with their continued services, the vesting of their awards has been modified such that all awards will be vested in full at the completion of the12-month period, subject to their executing (and not revoking) a supplemental release at the end of the 12-month term. As a result, the Company modified the vesting of 1,176,249 stock options and 267,500 RSUs. For the three months ended September 30, 2013, the Company recognized approximately $2,255,000 of stock-based compensation expense, and as of September 30, 2013, there was approximately $6,455,000 of unrecognized compensation expense related to the modified awards, which is expected to be recognized ratably through May 2014.

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to non-employee stock options:

Three Months Ended September 30,
	2012	2013
Expected volatility	61.2 – 61.8%	52.5 – 65.3%
Expected term (in years)	6.1 – 8.7	0.9 – 7.3
Risk-free interest rate	1.3 – 1.7%	0.1 – 2.0%
Expected dividends	—	—

Restricted Stock Units and Restricted Stock Awards

The following table summarizes activity during the three months ended September 30, 2013 related to RSUs and RSAs:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested RSUs and RSAs at June 30, 2013	4,137,846	$20.78
Granted	1,604,460	11.25
Vested	(311,046)	22.86
Forfeited	(5,735)	24.76
Canceled	(212,392)	23.30

Unvested RSUs and RSAs at September 30, 2013	5,213,133	$17.62

The Company recorded stock-based compensation expense related to RSUs and RSAs of approximately $5,344,000 and $6,466,000 for the three months ended September 30, 2012 and 2013, respectively. At September 30, 2013, there was approximately $75,767,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 3.2 years.

Repurchases of Vested Restricted Stock Units

The Company is required to withhold minimum statutory taxes related to the vesting of RSUs, including the forfeiting of a portion of the newly vested award that has a current value equal to the withholding obligation. The Company is then required to remit the amount of taxes owed by the employee to the appropriate taxing authority. As a result of such forfeitures, the Company effectively repurchased a total of 43,392 and 64,949 shares of common stock related to employee tax withholding obligations during the three months ended September 30, 2012 and 2013, respectively. The Company recorded approximately $1,055,000 and $702,000 as a financing activity for these forfeitures in the condensed consolidated statement of cash flows for the three months ended September 30, 2012 and 2013, respectively.

Employee Stock Purchase Plan

On July 1, 2013, the number of authorized shares available for issuance under the 2011 Employee Stock Purchase Plan (“ESPP”) was increased by 990,415 shares in accordance with the provisions of the ESPP. During the three months ended September 30, 2013, the Company issued 311,137 shares of common stock under the ESPP. At September 30, 2013, a total of 1,543,157 shares of common stock were reserved for future issuance under the ESPP. The Company recorded stock-based compensation expense related to its 2011 ESPP of approximately $704,000 and $1,084,000 for the three months ended September 30, 2012 and 2013, respectively.

Stock-based Compensation Expense

Total stock-based compensation expense was classified as follows in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,
	2012	2013
Cost of revenue	$113	$157
Sales and marketing	2,169	2,923
Research and development	4,464	5,598
General and administrative	7,143	5,537

Total stock-based compensation	$13,889	$14,215

9. Commitments and Contingencies

Letters of Credit

As of June 30, 2013 and September 30, 2013, the Company had a total of $3,360,000 and $3,270,000, respectively, in letters of credit outstanding with financial institutions. These outstanding letters of credit were issued for purposes of securing the Company’s obligations under facility leases. For the periods presented, the letters of credit were collateralized by a portion of the Company’s cash. This is reflected as restricted cash of $3,360,000 and $87,000 on the condensed consolidated balance sheet as of June 30, 2013 and September 30, 2013, respectively.

Leases

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Fiscal Year Ending June 30,	Total
Remaining 2014	$5,251
2015	6,765
2016	6,827
2017	6,769
2018	6,754
Thereafter	17,868

Total	$50,234

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

Rent expense was $1,741,000 and $1,980,000 for the three months ended September 30, 2012 and 2013, respectively.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2013 and September 30, 2013.

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

Legal Matters

On February 7, 2012, Entorian Technologies L.P. (“Entorian Technologies”), filed a lawsuit in the U.S. District Court for the District of Utah against the Company. The complaint alleged that memory stacks included in some of the Company’s products infringe U.S. Patent No. 5,420,751, or the ‘751 patent, which expired in May 2012. Polystak, Inc. is the Company’s third-party supplier of the accused memory stack component. On March 1, 2012, Polystak filed a lawsuit against Entorian Technologies in the U.S. District Court for the Northern District of California. The complaint alleges that the ‘751 patent is invalid, and that Polystak’s memory stacks do not infringe the ‘751 patent. On March 8, 2012, Entorian Technologies dismissed the lawsuit against the Company in Utah. On March 9, 2012, Entorian Technologies filed a counterclaim against the Company and Polystak in the Northern District of California lawsuit. The counterclaim alleges that the Company and Polystak infringe the ‘751 patent and seeks damages, but it does not seek an injunction. On September 4, 2012, the Court stayed this lawsuit pending reexamination of the ‘751 patent by the U.S. Patent Office. Polystak has agreed to indemnify and defend the Company with respect to these lawsuits.

On May 18, 2011, Internet Machines LLC (“Internet Machines”) filed a lawsuit in U.S. District Court for the Eastern District of Texas against the Company and 20 other companies. The complaint alleges that the Company’s products infringe U.S. Patent Nos. 7,454,552; 7,421,532; 7,814,259; and 7,945,722. On August 26, 2011, Internet Machines MC LLC amended its prior complaint filed in the U.S. District Court for the Eastern District of Texas against PLX Technology, Inc. to add the Company and several other companies as defendants. This complaint alleges that the Company’s products infringe U.S. Patent No. 7,539,190. These complaints seek both damages and a permanent injunction against the Company. The specific infringement allegations appear to focus on a PCI switch component that, while used in some of the Company’s products, is manufactured by a third-party supplier. This third-party supplier was found to infringe the above identified U.S. Patent Nos. 7,454,552 and 7,421,532 by a jury in a prior case. The judge has stayed the lawsuits against the Company pending the entry of a final non-appealable judgment in the prior case between the third-party supplier and Internet Machines. The third-party supplier has agreed to indemnify and defend the Company with respect to these lawsuits.

Based on the Company’s preliminary investigations of the patents identified in the Entorian Technologies and Internet Machines complaints, the Company does not believe that its products infringe any valid or enforceable claim of the patents at issue in those complaints. With respect to these matters, the Company’s third-party suppliers have agreed to indemnify and defend the Company. As of September 30, 2013, the Company did not record a liability related to these matters as it determined that an unfavorable resolution is either not currently probable or that an amount or relevant range is not reasonably estimable. However, litigation is inherently unpredictable and it is possible that losses may occur. Any unfavorable resolution of any of these matters could materially affect the Company’s consolidated financial position, cash flows, or results of operations. All legal costs associated with litigation are expensed as incurred.

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements include, but are not limited to, statements concerning our possible or assumed future results of operations, business strategies, financing plans, technological leadership, market opportunity, expectations regarding product acceptance, ability to innovate new products and bring them to market in a timely manner, ability to successfully increase sales of our software offerings as part of our overall sales strategy, expectations concerning our technologies, products and solutions, including our current ioDrive, ioScale, and ioFX product lines, our ION Data Accelerator software, our virtualization acceleration software, and our ioControl hybrid storage system, competitive position and the effects of competition, industry environment, the impact of recent management changes, potential growth opportunities, ability to expand internationally, ability to expand in adjacent markets, the impact of quarterly fluctuations of revenue and operating results, changes to and expectations concerning gross margin, expectations concerning relationships with third parties, including channel partners, key customers and original equipment manufacturers, or OEMs, expectations regarding future revenues from our customers, levels of capital expenditures, future capital requirements and availability to fund operations and growth, the adequacy of facilities, impact and expectations concerning our acquisitions of the ID7 Ltd. and SCST Limited, or ID7 Entities, and NexGen Storage, Inc., or

NexGen, the adequacy of our intellectual property rights, expectations concerning pending legal proceedings and related costs, the sufficiency of our issued patents and patent applications to protect our intellectual property rights, the effects of a natural disaster on us or our suppliers, our ability to resell inventory that we cannot use in our products due to obsolescence, our ability to maintain or grow our sales through OEMs and other channel partners and to maintain our relationships with those channel partners, including the timely qualification of our products for promotion and sale through those channels, particularly OEMs, OEMs continuing to design our products into their products, the importance of software innovation, and volatility regarding our provision for income taxes. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

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

The information included in this management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes included in this report, and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

We were incorporated in December 2005 and have experienced significant growth since inception. Our growth has included significant increases in end-customers, introduction of new products including those from acquisitions, and investments in our product roadmap and business operations to support this growth. As a result of these factors, our headcount increased from 733 employees as of September 30, 2012 to 911 employees as of September 30, 2013.

We sell our products through our global direct sales force, OEMs, including Cisco, Dell, Fujitsu, HP, and IBM, and other channel partners. Some of our OEMs and channel partners integrate our platform into their own proprietary product offerings. Our primary sales office is located in San Jose, California, and we also have additional sales presence in North America, Europe, and Asia.

Large purchases by a limited number of customers, including OEMs and resellers which sell to end-customers, have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Customers that accounted for 10% or more of our revenue represented 70% and 57% of revenue for the three months ended September 30, 2012 and 2013, respectively. During the three months ended September 30, 2012 and 2013, revenue from the 10 largest customers in each period, including the applicable OEMs, accounted for approximately 91% and 77% of revenue, respectively. As a result of our revenue concentrations, our quarterly and annual revenue, gross margin, and operating results are likely to fluctuate in the future and will be difficult to estimate. We expect that sales to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future. As our solutions become more broadly deployed in the market place and the number of our end-customers increases, we expect to have a broader customer base to support the continued growth of our business.

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

We believe that extending our platform differentiation through software and hardware innovation will be critical to achieving broader market acceptance and to maintaining or increasing our gross margins. In this regard, our ioTurbine virtualization acceleration software, ION Data Accelerator software, ioVDI virtual desktop acceleration, ioControl hybrid storage software, ioSphere management software, and specialized storage memory programming software interface extensions that allow Integrated Software Vendors to develop, integrate, and add significant value to applications using our platforms are important strategic investments that differentiate our products from hardware competitors. We invest in hardware qualification so that we can apply the value of our software to new non-volatile technologies as they become available. We also invest in new hardware controllers to ensure that our products are competitive in performance, reliability, power, and density. If we are unable to successfully develop or acquire hardware or software technology, and then market and sell additional functionality, our ability to increase our revenue and gross margins could be adversely affected.

Our ioMemory technology forms the basis of our ioDrive, ioScale, and ioFX product offerings. Our ioMemory is designed as a portfolio of upgradeable design modules, enabling faster time-to-market and increased extensibility, and it provides server-based storage class memory, low access latency, field upgradeability, deep error correction, self-healing protection, and native PCI-Express connectivity. Our second generation ioMemory technology supports the latest NAND geometries, significantly increases performance and capacity, improves reliability and cost while retaining the ability to build storage systems of varying capacity, performance, and form factors. At the heart of the ioMemory technology is our proprietary field programmable data path controller. It connects a large array of non-volatile memory chips natively to the server’s PCI-Express 1.0 or 2.0 peripheral bus, and addresses the reliability issues of non-volatile memory with our Adaptive Flashback Protection advanced chip-level fault tolerance technology, which is capable of restoring, correcting, and resurrecting lost data in the flash-based storage sub-system.

We outsource manufacturing of our ioMemory-based products using a limited number of contract manufacturers. We outsource manufacturing of our shared acceleration products using a limited number of system integrators. We procure a majority of the components used in our products directly from third-party vendors and have them delivered to our contract manufacturers for manufacturing and assembly. Once our contract manufacturers perform sub-assembly and assembly quality tests, our products are assembled to our specified configurations. We then perform final manufacturing assurance tests, labeling, final configuration, including a final firmware installation and shipment to our customers.

As a consequence of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenue and other operating results, including gross margin and operating expenses as a percentage of our revenue should not be relied upon as indications of future performance. Although we have historically experienced significant percentage growth in our revenue, we do not believe that our historical growth rates are likely to be sustainable or indicative of future growth.

Components of Condensed Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our storage memory products and support services. We sell our solutions through our global direct sales force, OEMs, and other channel partners. We provide our support services pursuant to support contracts, which involve hardware support, software support, and software upgrades on a when-and-if available basis for a period of one to five years. We recorded services, support, and maintenance revenue of $7.5 million and $8.4 million for the three months ended September 30, 2012 and 2013, respectively. For the periods presented, our software revenue was not significant to our condensed consolidated statements of operations.

Cost of Revenue

Cost of revenue consists primarily of material costs including amounts paid to our suppliers and contract manufacturers for hardware components and assembly of those components into our products. The largest portion of our cost of revenue consists of the cost of non-volatile memory components. Given the commodity nature of memory components, neither we nor our contract manufacturers generally enter into long-term supply contracts for our product components, which can cause our cost of revenue to fluctuate. Cost of revenue is recorded when the related product revenue is recognized. Cost of revenue also includes costs related to carrying value adjustments recorded for excess and obsolete inventory, allocated personnel expenses related to customer support, amortization of intangible assets, manufacturing operations, warranty costs, and costs of shipping.

Operating Expenses

The largest component of our operating expenses is personnel costs, consisting of salaries, benefits, and incentive compensation for our employees, which includes stock-based compensation. Our headcount increased from 733 to 911 from September 30, 2012 to September 30, 2013. As a result, operating expenses have increased significantly over these periods.

Certain expense amounts previously reported in the condensed consolidated statements of operations for the three months ended September 30, 2012 have been reclassified to reflect an adjustment to the method in which we allocate information technology and facility costs and to conform to fiscal 2014 presentation. As a result of the reclassifications, cost of revenue increased by $0.1 million, sales and marketing expenses increased by $0.6 million, research and development expenses increased by $0.5 million, and general and administrative expenses decreased by $1.2 million for the three months ended September 30, 2012. The net effect of these reclassifications did not impact the amounts previously reported as income from operations and net income.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including incentive compensation, travel-related costs, allocated facilities and IT costs, product demonstration expenses, depreciation associated with sales and marketing acquired assets, contract labor and consulting expenses associated with sales and marketing activities, and amortization of intangible assets.

Research and Development

Research and development expenses consist primarily of personnel costs, including incentive compensation, allocated facilities and IT costs, depreciation associated with research and development acquired assets, contract labor and consulting services, amortization of intangible assets, travel-related costs, and prototype expenses. We expense research and development costs as incurred.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including incentive compensation, depreciation expense, legal, finance, and accounting expenses, consulting and professional services, allocated facilities and IT costs for our executive, finance, human resources, information technology, and legal organizations, and travel-related costs.

Other Income (Expense), net

Other income (expense), net consists of transactional foreign currency gains and losses, interest expense, and interest income.

Trends in Our Business

Gross Margin

Our gross margin will vary due to product mix, pricing, cost of materials, and product transition. We currently anticipate gross margin to decrease in the near term primarily as a result of our growth strategy.

Operating Expenses

We expect operating expenses to remain relatively flat in absolute dollars in the near term and to increase over time to support growth.

Results of Operations

Revenue

The following table presents our revenue for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2012	2013	$	%
Revenue	$118,115	$86,293	$(31,822)	(27)%

Revenue decreased $31.8 million from the three months ended September 30, 2012 compared to the three months ended September 30, 2013 primarily due to the decrease in the overall volume of our products shipped.

Customers that accounted for 10% or more of our revenue represented 70% and 57% of revenue for the three months ended September 30, 2012 and 2013, respectively. Revenue from the 10 largest customers, including the applicable OEMs, for the periods presented was 91% and 77% of revenue for the three months ended September 30, 2012 and 2013, respectively. Revenue recognized from sales with a ship-to location outside of the United States was 38% and 40% of revenue for the three months ended September 30, 2012 and 2013, respectively.

Cost of Revenue and Gross Margin

The following table presents our cost of revenue, gross profit, and gross margin for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2012	2013	$	%
Cost of revenue	$48,065	$36,540	$(11,525)	(24)%
Gross profit	70,050	49,753	(20,297)	(29)%
Gross margin	59%	58%

Cost of revenue decreased $11.5 million and gross profit decreased $20.3 million from the three months ended September 30, 2012 compared to the three months ended September 30, 2013, primarily due to the decrease in the volume of our products shipped. Gross margin decreased period over period due to inventory adjustments primarily from excess and obsolete inventory and amortization of intangible assets acquired in fiscal 2013, partially offset by favorable product mix and material costs.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2012	2013	$	%
Sales and marketing	$25,587	$34,798	$9,211	36%

Sales and marketing expenses increased $9.2 million from the three months ended September 30, 2012 compared to the three months ended September 30, 2013, primarily due to an increase in sales and marketing personnel, as we hired additional employees to focus on acquiring new customers and expanding our business. This increase in headcount resulted in an $8.1 million increase in personnel-related costs, including a $1.9 million increase in sales commissions. The increase was also due to a $1.6 million increase in travel costs.

Research and Development

The following table presents our research and development expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2012	2013	$	%
Research and development	$22,173	$29,468	$7,295	33%

Research and development expenses increased $7.3 million from the three months ended September 30, 2012 compared to the three months ended September 30, 2013, primarily due to an increase in research and development personnel, resulting in a $7.0 million increase in personnel-related costs.

General and Administrative

The following table presents our general and administrative expenses for the periods indicated and related changes as to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2012	2013	$	%
General and administrative	$13,841	$13,291	$(550)	(4)%

General and administrative expenses decreased $0.6 million from the three months ended September 30, 2012 compared to the three months ended September 30, 2013, primarily due to lower stock-based compensation expense offset by an increase in other personnel-related costs.

Other Income (Expense), net

The following table presents our other income (expense), net for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2012	2013	$	%
Other income (expense), net	$55	$170	$115	209%

Other income (expense), net changed by $0.1 million from the three months ended September 30, 2012 compared to the three months ended September 30, 2013, primarily due to an increase in foreign currency exchange rate variances.

Income Tax Expense

The following table presents our income tax expense for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended September 30,		Change in
	2012	2013	$	%
Income tax expense	$4,571	$262	$(4,309)	(94)%

Income tax expense decreased by $4.3 million from the three months ended September 30, 2012 compared to the three months ended September 30, 2013, primarily due to the current period operating loss. The provision for income taxes for the three months ended September 30, 2013 was comprised primarily of foreign and state income taxes.

Financial Position, Liquidity, and Capital Resources

Primary Sources of Liquidity

As of September 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $225.3 million, net accounts receivable of $63.9 million, and amounts available under our revolving line of credit of approximately $21.8 million. We had working capital of $301.4 million as of September 30, 2013.

Historically, our primary sources of liquidity have been from customer payments for our products and services, and the issuance of common stock.

Cash Flow Analysis

	Three Months Ended September 30,
	2012	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$28,667	$(17,146)
Investing activities	(5,175)	(3,281)
Financing activities	9,068	7,349

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases, and payments for operating expenses.

Our net cash provided by operating activities for the three months ended September 30, 2012 was $28.7 million. During this period, cash collected from our customers exceeded our operating cash outflows, which consisted primarily of purchases of inventory and personnel-related costs.

Our net cash used in operating activities for the three months ended September 30, 2013 was $17.1 million. During this period, our cash used in operating activities was primarily the result of operating cash outflows, which mainly included payments on certain year-end accrued liabilities and purchases of inventory, exceeding cash collected from our customers as a result of decreased revenue.

Investing Activities

Cash flows from investing activities primarily relate to purchases of computer equipment, leasehold improvements, and property and equipment to support our growth.

During the three months ended September 30, 2012 and 2013, our net cash used in investing activities was $5.2 million and $3.3 million, respectively, for purchases of property and equipment.

Financing Activities

Cash flows from financing activities primarily include net proceeds from the exercise of stock options and our employee stock purchase plan.

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

We generated $7.3 million of net cash from financing activities for the three months ended September 30, 2013, primarily due to $4.8 million in net proceeds from the exercise of stock options and our employee stock purchase plan, and reduced restricted cash of $3.3 million as a result of the majority of our letters of credit being collateralized by our line of credit entered into during the three months ended September 30, 2013.

Revolving Line of Credit

In September 2013, we entered into a credit agreement, or the revolving line of credit, with Silicon Valley Bank. The revolving line of credit allows us to borrow up to a limit of $25.0 million, with a $25.0 million letter of credit sub-facility. The revolving line of credit contains an option to increase the lending commitments, subject to certain requirements, with Silicon Valley Bank and/or new lenders to provide up to an aggregate of $75.0 million in additional lending commitments. Loan proceeds may be used for general corporate purposes, and we may prepay and/or reborrow revolving loans under the revolving line of credit in whole or in part at any time without premium or penalty. As of September 30, 2013, we had no outstanding revolving loans under the credit agreement and an aggregate face amount of $3.2 million in undrawn letters of credit under the revolving line of credit.

The revolving loans bear interest, at our option, at (i) a base rate determined in accordance with the revolving line of credit, minus 0.75%, or (ii) a LIBOR rate determined in accordance with the credit agreement, plus 1.25%. The base rate means the highest of (i) the prime rate published by the Wall Street Journal and (ii) the federal funds rate plus a margin equal to 0.50%. Interest is due and payable in arrears monthly for base rate loans and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) for LIBOR rate loans. Principal, together with all accrued and unpaid interest, is due and payable on September 13, 2016.

We are also obligated to pay a quarterly unused commitment fee equal to 0.10% multiplied by the average unused portion of the total revolving commitments, a quarterly fee of 1.25% on the daily amount available to be drawn under each letter of credit, and other customary fees for a facility of this size and type.

Upon an event of default, the lender(s) may terminate their commitments to make further revolving loans and declare the outstanding revolving loans and all accrued and unpaid interest under the revolving line of credit to be immediately due and payable. The events of default under the revolving line of credit include, among others, payment defaults, covenant defaults, inaccuracy of representations and warranties, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, ERISA defaults, judgment defaults, a change of control default, and a material adverse effect default.

Under the terms of the revolving line of credit, we are required to maintain the following minimum financial covenants on a consolidated basis:

•	A ratio of current assets to the sum of (i) current liabilities plus, without duplication, (ii) the aggregate amount of outstanding revolving loans and undrawn or unreimbursed letters of credit under the revolving line of credit, of at least 2.00 to 1.00.

•	A tangible net worth of at least the sum of (i) $200 million, plus (ii) an amount equal to 50% of net income earned in each fiscal quarter ending after March 30, 2013, plus (ii) an amount equal to 25% of the aggregate increases in shareholders’ equity resulting from certain specified transactions.

As of September 30, 2013, we were in compliance with all covenants.

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

Indemnification

We have agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that provides corporate reimbursement coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2013 and September 30, 2013.

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

Our critical accounting policies and estimates are detailed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2013. None of our critical accounting policies and estimates have been significantly changed since the filing of our most recent Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 “Description of Business and Summary of Significant Accounting Policies — Recently Issued and Adopted Accounting Pronouncements” in the notes to condensed consolidated financial statements.

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

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. Although our international operations are currently immaterial compared to our operations in the United States, we expect to continue to expand our international operations which will increase our potential exposure to fluctuations in foreign currencies. Our exposures are to fluctuations in exchange rates primarily for the U.S. dollar versus the euro and the British pound. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained material excess cash balances in foreign currencies. As of September 30, 2013, we had approximately $3.7 million of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses. Through September 30, 2013, all of our sales were billed in U.S. dollars and therefore not subject to direct foreign currency risk.

Part I. Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, including our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2014, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should not consider our revenue growth in recent periods as indicative of our future performance. In future periods, we do not expect to achieve similar percentage revenue growth rates as have achieved in some past periods. We have experienced in the past, and continue to expect to experience, substantial concentrated purchases by customers to complete or upgrade large-scale datacenter deployments. As illustrated in the three months ended March 31, 2013, June 30, 2013, and September 30, 2013, our revenue in any particular quarterly period could be disproportionately affected if this trend continues. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

We have experienced rapid growth in recent periods and we may not be able to sustain or manage any future growth effectively.

We have significantly expanded our overall business, customer base, headcount, and operations, and we anticipate that we will continue to grow our business. For example, from September 30, 2012 to September 30, 2013, our headcount increased from 733 to 911 employees, representing an increase of 178 employees. Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth.

To manage our growth successfully, we believe we must effectively, among other things:

•	maintain and extend our leadership in enterprise, hyperscale, and SME data acceleration;

•	maintain and expand our existing OEM and channel partner relationships and develop new OEM and channel partner relationships;

•	forecast and control expenses;

•	recruit, hire, train, and manage additional research and development and sales personnel;

•	expand our support capabilities;

•	enhance and expand our distribution and supply chain infrastructure;

•	manage inventory levels;

•	enhance and expand our international operations; and

•	implement, improve, and maintain our administrative, financial, and operational systems, procedures, and controls.

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

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Customers that accounted for 10% or more of our revenue represented 70% and 57% of revenue for the three months ended September 30, 2012 and 2013, respectively. During the three months ended September 30, 2012 and 2013, revenue from the 10 largest customers in each period, including the applicable OEMs, accounted for approximately 91% and 77% of revenue, respectively.

As a consequence of our limited number of large customers and the concentrated nature of their purchases, our quarterly revenue, gross margin, and operating results may fluctuate from quarter to quarter and are difficult to estimate. For example, any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially impact our revenue and operating results in any quarterly period. Additionally, our revenue and operating results could be adversely affected if any of these larger customers purchase our competitors’ products instead of purchasing our products. We typically have limited visibility into the timing and size of purchases by our larger customers. We cannot provide any assurance that we will be able to sustain or increase our revenue from our larger customers or that we will be able to offset the discontinuation of concentrated purchases by our larger customers with purchases by new or existing customers. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future, but that competition for these sales will increase. The loss of, or a significant delay or reduction in purchases by or change in the purchasing patterns of, a small number of significant customers could materially harm our business and operating results.

Our gross margins are impacted by a variety of factors, are subject to variation from period to period, and are difficult to predict.

Our gross margins fluctuate from period to period due primarily to product costs, customer mix, and product mix. From the three months ended September 30, 2012 through the three months ended September 30, 2013, our quarterly gross margins ranged from 54.9% to 61.7%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

•	demand for our products;

•	rebates, sales and marketing initiatives, discount levels, and competitive pricing;

•	changes in customer, geographic, or product mix, including mix of configurations within products;

•	favorable pricing for volume sales transactions;

•	significant new customer deployments;

•	the cost of components and freight;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;

•	our growth strategy;

•	changes in the mix between direct versus indirect sales;

•	the timing and amount of revenue recognized and deferred;

•	excess inventory levels or purchase commitments as a result of changes in demand forecasts or last time buy purchases;

•	write-downs due to excess and obsolete inventory;

•	possible product and software defects and related increased warranty or repair costs;

•	the timing of technical support service contracts and contract renewals;

•	expenses relating to licensed technology;

•	inventory stocking requirements to mitigate supply constraints, accommodate unforeseen demand, or support new product introductions; and

•	product quality and service ability issues.

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

Prior to the three months ended March 31, 2011, we had incurred net losses in each quarter since our inception and again incurred net losses in the three months ended December 31, 2011, March 31, 2012, June 30, 2012, March 31, 2013, June 30, 2013 and September 30, 2013. We may incur losses in future periods, including as we increase our operating expenses to support our future growth. If our revenue does not increase to offset these expected increases in operating expenses, we will not be profitable. As of September 30, 2013, we had an accumulated deficit of $136.7 million.

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

In addition, we may be subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. If tax authorities challenge the relative mix of our U.S. and international income, our future effective income tax rates could be adversely affected. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our business, financial condition, and results of operations.

Our sales cycles can be long and unpredictable, particularly with respect to large orders and OEM relationships, and our sales efforts require considerable time and expense. As a result, it can be difficult for us to predict when, if ever, a particular customer will choose to purchase our products, which may cause our operating results to fluctuate significantly.

Our sales efforts involve educating our customers about the use and benefits of our products, including their technical capabilities and cost saving potential. Customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, and other delays. Additionally, a significant portion of our sales personnel have been with us for less than a year, and we continue to hire new sales personnel, which could further extend the sales cycle as these new personnel are typically not immediately productive. These factors, among others, could result in long and unpredictable sales cycles, particularly with respect to large orders.

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

Our shared acceleration products compete with proprietary integrated flash appliances from EMC, Dell, flash-based storage products by HP, NetApp, TMS by IBM, Violin Memory Systems, and other privately held companies.

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

Our storage memory products account for substantially all of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

•	the failure of our storage memory products to achieve broad market acceptance;

•	any decline or fluctuation in demand for our storage memory products, whether as a result of product obsolescence, technological change, customer budgetary constraints, or other factors;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, these products; and

•	our inability to release enhanced versions of our products, including any related software, on a timely basis.

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

Our products must interoperate with operating systems, software applications, and hardware that are developed by others and if we are unable to devote the necessary resources to ensure that our products interoperate with such software and hardware, we may fail to increase, or we may lose, market share and we may experience a weakening demand for our products.

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

We rely on our key technical, sales, and management personnel to grow our business, and the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.

Our success and future growth depends to a significant degree on the skills and continued services of our key technical, sales, and management personnel. In particular, we are highly dependent on the services of our Chief Executive Officer, Shane Robison, and our President and Chief Operating Officer, Lance L. Smith. Our employees generally work for us on an at-will basis, and we could experience difficulty in retaining members of our senior management team. We do not have “key person” life insurance policies that cover any of our officers or other key employees. In addition, we have recently experienced significant turnover in executive management, including the resignation of David Flynn and the appointment of Mr. Robison as our Chief Executive Officer in May 2013. As a result, our current management team has only been working together for a short period of time. We cannot provide assurances that we will effectively manage these transitions, which may impact our ability to retain our remaining key executive officers and which could harm our business and operations to the extent there is customer or employee uncertainty arising from these transitions. The loss of the services of any of our key employees for any reason could disrupt our operations, delay the development and introduction of our products, and negatively impact our business, prospects, and operating results.

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

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of November 1, 2013, we had 61 issued patents and 137 patent applications in the United States, 4 issued patents and 44 patent applications in foreign countries, and 7 Patent Cooperation Treaty, or PCT, applications. We cannot assure you that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property.

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

The terms of our revolving line of credit may restrict our ability to engage in certain transactions.

Pursuant to the current terms of our revolving line of credit, we are subject to financial covenants and certain limitations on our ability to engage in certain transactions, including disposing of certain assets, incurring additional indebtedness, granting liens, declaring dividends, acquiring or merging with another entity, making investments or entering into transactions with affiliates, unless we receive prior approval from the lender(s) under our revolving line of credit. If the lender(s) do not consent to any of these actions or if we are unable to comply with these covenants, we could be prohibited from engaging in transactions which could be beneficial to our business and our stockholders.

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

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock has been volatile and will likely continue to be volatile. The trading of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. For example, after opening at $19.00 per share at the IPO, our common stock has experienced an intra-day trading high of $41.74 per share and a low of $9.40 per share through November 1, 2013. Some of the factors affecting our volatility include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and of companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry, or both;

•	regulatory developments in the United States, foreign countries, or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock; or

•	departures of key personnel.

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

During the three months ended September 30, 2013, we repurchased the following shares of common stock in connection with certain employee stock awards:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1 – July 31, 2013	—		$—	—	—
August 1 – August 31, 2013	—		—	—	—
September 1 – September 30, 2013	5,735	(1)	0.5326	—	—

Total	5,735		$0.5326	—	—

(1)	The shares repurchased during the three months ended September 30, 2013 represent the unvested portion of former employees’ restricted stock awards. The shares were repurchased at the employee’s respective original purchase price.

For the restricted stock units that vested during the three months ended on September 30, 2013, the shares issued at the time of vesting were net of the shares forfeited by the employee to cover the employee’s minimum statutory withholding taxes due upon vesting. These forfeited shares are not included within the table above.

Part II. Item 3. Defaults Upon Senior Securities

None.

Part II. Item 4. Mine Safety Disclosures

Not applicable.

Part II. Item 5. Other Information

None.

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1	Credit Agreement, dated as of September 13, 2013, by and among Fusion-io, Inc., the lenders from time to time party thereto and Silicon Valley Bank, as administrative agent		8-K	001-35188	10.1	9/13/2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUSION-IO, INC.

Dated:	November 8, 2013	By:	/s/ SHANE ROBISON
Shane Robison
Chief Executive Officer

Dated:	November 8, 2013	By:	/s/ DAVID SAMPSON
David Sampson
Vice President, Finance (Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1	Credit Agreement, dated as of September 13, 2013, by and among Fusion-io, Inc., the lenders from time to time party thereto and Silicon Valley Bank, as administrative agent		8-K	001-35188	10.1	9/13/2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document