Form 10-Q
period 2013-12-31
FUSION-IO, INC.
filed 2014-02-07
CIK 1383729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

The number of shares of the registrant’s common stock, $0.0002 par value per share, outstanding as of February 3, 2014 was 106,634,315.

FUSION-IO, INC.

FORM 10-Q

-i-

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSION-IO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2013	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$238,351	$243,956
Accounts receivable, net of allowances of $1,990 and $2,083 as of June 30, 2013 and December 31, 2013, respectively	69,107	50,414
Inventories	71,160	80,340
Prepaid expenses and other current assets	9,530	10,978

Total current assets	388,148	385,688
Property and equipment, net	35,272	33,781
Restricted cash	4,860	179
Intangible assets, net	28,268	23,805
Goodwill	149,467	149,467
Other assets	1,433	1,285

Total assets	$607,448	$594,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,170	$20,717
Accrued and other current liabilities	44,425	46,723
Deferred revenue	24,848	20,892

Total current liabilities	83,443	88,332
Deferred revenue, less current portion	14,167	16,563
Other liabilities	19,421	15,545
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	20	21
Additional paid-in capital	599,292	632,062
Accumulated other comprehensive loss	(110)	(336)
Accumulated deficit	(108,785)	(157,982)

Total stockholders’ equity	490,417	473,765

Total liabilities and stockholders’ equity	$607,448	$594,205

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Revenue	$120,569	$94,501	$238,684	$180,794
Cost of revenue	46,148	41,488	94,213	78,028

Gross profit	74,421	53,013	144,471	102,766
Operating expenses:
Sales and marketing	29,666	35,489	55,253	70,287
Research and development	23,559	26,730	45,732	56,198
General and administrative	14,302	11,752	28,143	25,043

Total operating expenses	67,527	73,971	129,128	151,528

Income (loss) from operations	6,894	(20,958)	15,343	(48,762)
Other income (expense):
Interest income	99	34	213	69
Interest expense	(18)	(61)	(48)	(112)
Other income (expense), net	15	23	(14)	209

Income (loss) before income taxes	6,990	(20,962)	15,494	(48,596)
Income tax expense	(5,258)	(339)	(9,829)	(601)

Net income (loss)	$1,732	$(21,301)	$5,665	$(49,197)

Net income (loss) per common share:
Basic	$0.02	$(0.20)	$0.06	$(0.48)
Diluted	$0.02	$(0.20)	$0.05	$(0.48)
Weighted-average number of shares:
Basic	95,838	104,765	95,030	102,334
Diluted	109,048	104,765	108,737	102,334

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Net income (loss)	$1,732	$(21,301)	$5,665	$(49,197)
Foreign currency translation adjustment	(21)	34	3	(226)

Comprehensive income (loss)	$1,711	$(21,267)	$5,668	$(49,423)

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended December 31,
	2012	2013
Operating activities:
Net income (loss)	$5,665	$(49,197)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,763	11,794
Stock-based compensation	27,818	22,389
Excess tax benefit from stock-based awards	(9,393)	(5)
Other non-cash items	—	25
Changes in operating assets and liabilities:
Accounts receivable, net	752	18,693
Inventories	(14,728)	(9,180)
Prepaid expenses and other assets	(831)	200
Accounts payable	(656)	6,547
Accrued and other liabilities	14,241	(3,847)
Deferred revenue	9,261	(1,560)

Net cash provided by (used in) operating activities	38,892	(4,141)
Investing activities:
Purchases of property and equipment	(8,712)	(5,836)

Net cash used in investing activities	(8,712)	(5,836)
Financing activities:
Proceeds from exercises of stock options	6,136	10,491
Issuance of restricted stock awards and restricted stock units, net of repurchases	(1,877)	(1,798)
Proceeds from issuance of common stock under employee stock purchase plan	3,373	3,629
Excess tax benefit from stock option exercises	9,393	5
Change in restricted cash	—	3,181

Net cash provided by financing activities	17,025	15,508
Effect of exchange rate changes on cash and cash equivalents	81	74

Net increase in cash and cash equivalents	47,286	5,605
Cash and cash equivalents at the beginning of period	321,239	238,351

Cash and cash equivalents at the end of period	$368,525	$243,956

See accompanying notes.

FUSION-IO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Fusion-io, Inc. (the “Company” or “Fusion-io”) provides an enterprise storage class memory platform and storage solution portfolio that accelerate applications, based on the Company’s ioMemory technology with virtual storage layer (“VSL”) software and direct acceleration, shared acceleration, and virtualization acceleration products. The Company sells its products and services through its global direct sales force, original equipment manufacturers (“OEMs”), and other channel partners.

Basis of Presentation

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive income (loss), and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations, and cash flows. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014 or any other period.

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

Segment and Geographic Information

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded it operates in one business segment, which is the development, marketing, and sale of storage memory solutions. Substantially all of the Company’s revenue for all periods presented in the accompanying condensed consolidated statements of operations has been from sales of the ioMemory based product lines and related customer support services. The Company’s headquarters and most of its operations are located in the United States; however, it conducts sales activities through sales offices in Europe and Asia. Revenue recognized from sales with a ship-to location outside of the United States was 45% and 33% of revenue for the three months ended December 31, 2012 and 2013, respectively, and 41% and 36% of revenue for the six months ended December 31, 2012 and 2013, respectively. Revenue recognized from sales to customers with a ship-to address in Sweden was 22% of revenue for the three months ended December 31, 2012 and 11% of revenue for the six months ended December 31, 2012, and revenue recognized from sales to customers with a ship-to address in Germany was 10% of revenue for the six months ended December 31, 2012. No other country outside of the United States accounted for 10% or more of revenue for all periods presented. Long-lived tangible assets located outside of the United States were not material for all periods for which a condensed consolidated balance sheet is presented.

Reclassification

Certain expense amounts previously reported in the condensed consolidated statements of operations for the three and six months ended December 31, 2012 have been reclassified to reflect an adjustment to the method in which the Company allocates information technology and facility costs and to conform to fiscal 2014 presentation. As a result of the reclassifications, for the three and six months ended December 31, 2012, cost of revenue increased by $138,000 and $209,000, respectively, sales and marketing expenses increased by $990,000 and $1,557,000, respectively, research and development expenses increased by $1,132,000 and $1,737,000, respectively, and general and administrative expenses decreased by $2,260,000 and $3,503,000, respectively. The net effect of these reclassifications did not impact the amounts previously reported as income from operations and net income.

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

Significant Customers

Customers that accounted for 10% or more of the Company’s revenue represented 69% and 62% of revenue for the three months ended December 31, 2012 and 2013, respectively, and 70% and 54% of revenue for the six months ended December 31, 2012 and 2013, respectively. As a consequence of the concentration of the Company’s customers, and typically a small number of large purchases by these customers, revenue, gross margin, and operating results may fluctuate significantly from period to period.

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

The following table presents the changes in the product warranty liability (in thousands):

Total
Balance at June 30, 2013	$5,241
Warranty costs accrued	818
Warranty claims	(862)
Adjustments related to pre-existing warranties, including changes in estimates	557

Balance at December 31, 2013	$5,754

Restricted Cash

As of June 30, 2013 and December 31, 2013, the Company had restricted cash of approximately $4,860,000 and $1,679,000, respectively. Of these amounts, approximately $3,360,000 and $179,000, respectively, related to letters of credit for purposes of securing the Company’s obligations under facility leases which were collateralized by a portion of the Company’s cash through the term of the leases (see Note 9). In addition, the Company retained $1,500,000 as partial security for indemnification obligations of shareholders as part of the acquisition of ID7 Ltd. and SCST Limited (together, the “ID7 Entities”) (see Note 4).

As of June 30, 2013, the Company classified restricted cash of approximately $4,860,000 in restricted cash and other liabilities on its condensed consolidated balance sheets. In September 2013, the Company entered into a credit agreement (the “Revolving Line of Credit”) with a financial institution and transferred approximately $3,181,000 of previously restricted cash amounts to undrawn letters of credit under the Revolving Line of Credit. As of December 31, 2013, the Company classified restricted cash of approximately $179,000 in restricted cash and other liabilities and $1,500,000 in prepaid expenses and other current assets and in accrued and other current liabilities on its condensed consolidated balance sheets.

As of December 31, 2013, approximately $179,000 in restricted cash related to a facility lease that ends March 2017 and $1,500,000 in restricted cash, less any indemnification claims, will be paid as part of the ID7 Entities acquisition in September 2014.

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Numerator:
Net income (loss)	$1,732	$(21,301)	$5,665	$(49,197)

Denominator:
Weighted-average common shares outstanding	95,997	105,196	95,215	102,786
Less weighted-average common shares outstanding subject to repurchase	(159)	(431)	(185)	(452)

Weighted-average shares, basic	95,838	104,765	95,030	102,334

Effect of dilutive securities	13,210	—	13,707	—

Weighted-average shares, diluted	109,048	104,765	108,737	102,334

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net income (loss) per share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Stock options	4,331	4,031	4,498	6,116
Restricted stock units and restricted stock awards	2,354	152	2,097	133

Total	6,685	4,183	6,595	6,249

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) requiring an entity to report information, either on the face of the statement where net income is presented or in the notes, about the amounts reclassified out of accumulated other comprehensive income by component and to report significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The ASU was adopted by the Company effective for the first quarter of fiscal 2014. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued an ASU providing presentation requirements for unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a similar tax credit carryforward exists. This accounting standard update will be effective for the Company beginning in its first quarter of fiscal 2015 and is not expected to have a significant impact on its condensed consolidated financial statements.

2. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$36,107	$—	$—	$36,107
Money market funds	202,244	—	—	202,244

Total cash and cash equivalents	$238,351	$—	$—	$238,351

Restricted cash:
Cash	$4,860	$—	$—	$4,860

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$41,654	$—	$—	$41,654
Money market funds	202,302	—	—	202,302

Total cash and cash equivalents	$243,956	$—	$—	$243,956

Restricted cash:
Cash	$1,679	$—	$—	$1,679

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2013
Raw materials	$32,067	$48,608
Work in progress	25,497	20,738
Finished goods	13,596	10,994

	$71,160	$80,340

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2013	December 31, 2013
Computer equipment	$21,866	$24,491
Leasehold improvements	15,446	16,233
Property and equipment	10,625	12,653
Software	4,674	4,901
Furniture and fixtures	4,294	4,542
Construction in progress	203	114

	57,108	62,934
Less accumulated depreciation and amortization	(21,836)	(29,153)

	$35,272	$33,781

Depreciation expense (including amortization of leasehold improvements) was $2,919,000 and $3,743,000 for the three months ended December 31, 2012 and 2013, respectively, and $5,450,000 and $7,315,000 for the six months ended December 31, 2012 and 2013, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2013
Accrued compensation	$25,146	$26,468
Accrued warranty expense	5,241	5,754
Accrued other liabilities	14,038	14,501

	$44,425	$46,723

Long-term Other Liabilities

Long-term other liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2013
Long-term deferred tax liability	$4,900	$4,732
Long-term deferred rent	9,209	8,876
Long-term other liabilities	5,312	1,937

	$19,421	$15,545

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company classifies its money market funds as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

The fair value of the Company’s money market funds was as follows (in thousands):

	Fair Value Measurements at June 30, 2013
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$202,244	$—	$—	$202,244

	Fair Value Measurements at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$202,302	$—	$—	$202,302

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

For the three and six months ended December 31, 2013, the Company recorded revenue associated with NexGen of approximately $1,437,000 and $2,685,000, respectively. For the three and six months ended December 31, 2013, operating expenses associated with NexGen were approximately $7,011,000 and $13,361,000, respectively, of which approximately $2,180,000 and $4,321,000 related to stock-based compensation expense, respectively.

ID7 Entities

On March 13, 2013, the Company acquired 100% of the stock of the ID7 Entities for total cash consideration of approximately $5,869,000. The ID7 Entities, located in England and Wales, are the primary developers of the SCST storage subsystem enabling enhanced shared storage software functionality for any Linux server or appliance. Accordingly, the assets, liabilities, and operating results of the ID7 Entities are reflected in the Company’s condensed consolidated financial statements following the date of acquisition. Of the cash consideration, the Company retained $1,500,000 as partial security for indemnification obligations of shareholders as part of this acquisition. This restricted cash amount, less any indemnification claims, will be paid in September 2014 (see Note 1). In connection with the acquisition, the Company issued 135,131 shares of its common stock to the former shareholders of the ID7 Entities, which is subject to a repurchase right, that lapse 25% after one year and the remaining 75% in 12 equal quarterly installments thereafter. Subsequent to the acquisition, the Company will recognize over the underlying future service period up to approximately $2,367,000 of stock-based compensation expense related to the fair value of the restricted stock awards. The fair value of the common stock was $17.52 and is based on the closing trading price of the Company’s common stock on the date of acquisition.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Revenue	$121,075	$94,501	$239,320	$180,794
Income (loss) from operations	1,504	(20,958)	4,366	(48,762)
Net loss	(2,833)	(21,301)	(3,661)	(49,197)
Net loss per share, basic	$(0.03)	$(0.20)	$(0.04)	$(0.48)
Net loss per share, diluted	$(0.03)	$(0.20)	$(0.04)	$(0.48)

Acquisition related expenses

The Company did not record any acquisition related expenses for the three and six months ended December 31, 2012. The Company recorded approximately $0 and $36,000 of acquisition related expenses for the three and six months ended December 31, 2013, respectively, which were recorded in general and administrative expenses.

5. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill consist of the following (in thousands):

Total
Balance as of June 30, 2013	$149,467
Current period acquisitions	—

Balance as of December 31, 2013	$149,467

The Company’s goodwill related to the acquisition of NexGen is not deductible for income tax purposes. The Company’s goodwill related to the acquisition of the ID7 Entities is deductible for income tax purposes.

The Company’s intangible assets and related accumulated amortization consisted of the following as of December 31, 2013 (in thousands):

	Weighted- Average Useful Life	Cost	Accumulated Amortization	Net
Developed technology	4 years	$31,400	$(10,031)	$21,369
Licensed technology	3 years	2,784	(1,034)	1,750
Trade names	2 years	520	(179)	341
Customer relationships	6 years	390	(45)	345

Total intangible assets	4 years	$35,094	$(11,289)	$23,805

Amortization expense related to intangible assets was $656,000 and $2,213,000 for the three months ended December 31, 2012 and 2013, respectively, and $1,313,000 and $4,464,000 for the six months ended December 31, 2012 and 2013, respectively. Estimated amortization expense in future periods for intangible assets subject to amortization is as follows (in thousands):

Fiscal Year Ending June 30,	Total
Remaining 2014	4,426
2015	8,804
2016	6,257
2017	4,200
2018	65
Thereafter	53

$23,805

6. Long-term Obligations

Revolving Line of Credit

In September 2013, the Company entered into a Revolving Line of Credit with a financial institution. The Revolving Line of Credit allows the Company to borrow up to a limit of $25,000,000, with a $25,000,000 letter of credit sub-facility. The Revolving Line of Credit contains an option to increase the lending commitments, subject to certain requirements, with the financial institution and/or new lenders to provide up to an aggregate of $75,000,000 in additional lending commitments. Loan proceeds may be used for general corporate purposes, and the Company may prepay and/or reborrow revolving loans under the Revolving Line of Credit in whole or in part at any time without premium or penalty. As of December 31, 2013, the Company had no outstanding revolving loans under the credit agreement and an aggregate face amount of $3,000,000 in undrawn letters of credit under the Revolving Line of Credit (see Note 9).

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

As of December 31, 2013, the Company was in compliance with all covenants.

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

The components of the Company’s income tax expense or benefit include state income taxes, foreign income taxes, and effects of stock-based awards. Income tax expense was approximately $5,258,000 and $339,000 for the three months ended December 31, 2012 and 2013, respectively, or approximately 75% and (2)% of income (loss) before income taxes, respectively, and $9,829,000 and $601,000 for the six months ended December 31, 2012 and 2013, respectively, or approximately 63% and (1)% of income (loss) before income taxes, respectively. The Company’s effective tax rate for the three and six months ended December 31, 2013 is lower when compared to the same period in the prior year primarily due to the operating loss incurred in the current period. The effective tax rate for the three and six months ended December 31, 2013 differs from the U.S. federal statutory rate of 35% primarily due to the Company’s full valuation allowance against its net deferred tax assets.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s federal income tax return for fiscal 2012 is currently under audit by the Internal Revenue Service (the “IRS”). Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Although timing of the resolution and/or closure of audits is not certain, it is reasonably possible that over the next twelve-month period, the Company may experience an increase or decrease in unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time. No significant state or foreign income tax returns are currently under examination.

The Company is subject to income taxes in various U.S. and foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. During the six months ended December 31, 2013, the aggregate change in the total gross amount of unrecognized tax benefits was as follows (in thousands):

Total
Balance at June 30, 2013	$6,047
Increase in unrecognized tax benefits related to current year	1,225

Balance at December 31, 2013	$7,272

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1,307,000. The Company does not anticipate any significant change of its uncertain tax positions within fiscal 2014, and the Company does not anticipate any events which could cause a change to these uncertainties.

As of December 31, 2013, the Company had federal net operating loss carryforwards of $360,694,000, of which $315,318,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. Additionally, the Company had state net operating loss carryforwards of $289,643,000, of which $225,038,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. The Company also had federal research and development tax credit carryforwards of $7,698,000. Additionally, the Company had state research and development tax credit carryforwards of $4,035,000, of which $537,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. In the future, the Company intends to utilize any carryforwards available to reduce its tax payments.

The Company recorded directly to equity a tax benefit of approximately $5,008,000 and $2,000 for the three months ended December 31, 2012 and 2013, respectively, and $9,393,000 and $5,000 for the six months ended December 31, 2012 and 2013, respectively, related to certain tax deductions for stock-based awards.

8. Stockholders’ Equity

Equity Incentive Plans

On July 1, 2013, the number of authorized shares of common stock available for issuance under the 2011 Equity Incentive Plan (“2011 Plan”) was increased by 4,952,076 shares in accordance with the provisions of the 2011 Plan. At December 31, 2013, a total of 11,638,744 shares of common stock were available for grant under the 2011 Plan.

Stock option activity for all the Equity Incentive Plans for the six months ended December 31, 2013 was as follows:

	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding as of June 30, 2013	17,265,304	$6.92
Granted	2,983,600	9.33
Exercised	(6,292,139)	1.67
Canceled	(1,085,644)	11.45

Outstanding as of December 31, 2013	12,871,121	$9.67	6.81	$38,139

Vested and expected to vest as of December 31, 2013	11,996,959	$9.54	6.80	$37,163

Vested and exercisable as of December 31, 2013	5,412,180	$9.48	6.58	$23,396

(1)	The aggregate intrinsic value is the amount that the fair value of the Company’s common stock as of December 31, 2013 exceeds the exercise price of the underlying stock option awards.

Employee Stock Options

Additional per share information related to stock options granted to employees was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Weighted-average grant date fair value — granted	$—	$4.67	$15.35	$4.72
Weighted-average grant date fair value — forfeited	18.43	7.07	18.12	7.65

The aggregate intrinsic value of stock options exercised was $19,305,000 and $38,290,000 for the three months ended December 31, 2012 and 2013, respectively, and $60,881,000 and $69,405,000 for the six months ended December 31, 2012 and 2013, respectively, which reflected the excess between the exercise prices of the underlying stock option awards and the fair value of the Company’s common stock on the date of exercise.

The Company recorded stock-based compensation expense related to employee stock options of approximately $5,079,000 and $2,976,000 for the three months ended December 31, 2012 and 2013, respectively, and $10,172,000 and $7,384,000 for the six months ended December 31, 2012 and 2013, respectively. As of December 31, 2013, there was $37,760,000 of total unrecognized compensation expense related to unvested employee stock options, which is expected to be recognized over a weighted-average service period of 2.8 years.

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

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to employee stock options:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Expected volatility	—	61.1–62.3%	61.4–63.1%	61.1–62.0%
Expected term (in years)	—	4.5–4.6	4.5–5.4	4.4–4.6
Risk-free interest rate	—	1.3–1.6%	0.6–0.7%	1.3–1.7%
Expected dividends	—	—	—	—

Non-employee Stock Options

The Company from time to time grants options to purchase common stock to non-employees for advisory and consulting services. The Company estimates the fair value of these stock options using the Black-Scholes-Merton option pricing formula at each balance sheet date and records expense ratably over the vesting period of each stock option award. The Company recorded stock-based compensation expense related to these non-employee stock options of $1,772,000 and $1,337,000 for the three months ended December 31, 2012 and 2013, respectively, and $4,520,000 and $3,594,000 for the six months ended December 31, 2012 and 2013, respectively. As of December 31, 2013, there was $1,309,000 of total unrecognized compensation expense related to unvested non-employee stock options, which is expected to be recognized over a weighted-average service period of 0.4 years.

In May 2013, the Company entered into separation agreements with its former Chief Executive Officer and Chief Marketing Officer under which they will provide advisory services to the Company for the 12-month period following the date of their respective resignation. In conjunction with their continued service, the vesting of their awards has been modified such that all awards will be vested in full at the completion of the12-month service period, subject to their executing (and not revoking) a supplemental release at the end of the 12-month term. As a result, the Company modified the vesting of 1,176,249 stock options and 267,500 RSUs. The Company recognized approximately $1,304,000 and $3,559,000 of stock-based compensation expense related to these modified awards for the three and six months ended December 31, 2013, respectively. As of December 31, 2013, there was approximately $2,173,000 of unrecognized compensation expense related to the modified awards, which is expected to be recognized ratably through May 2014.

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to non-employee stock options:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Expected volatility	60.5–60.9%	51.3–64.9%	60.5–61.8%	51.3–65.3%
Expected term (in years)	5.8–8.4	0.6–7.0	5.8–8.7	0.6–7.3
Risk-free interest rate	1.4–1.8%	0.1–2.5%	1.3–1.8%	0.1–2.5%
Expected dividends	—	—	—	—

Restricted Stock Units and Restricted Stock Awards

The following table summarizes activity during the six months ended December 31, 2013 related to RSUs and RSAs:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested RSUs and RSAs at June 30, 2013	4,137,846	$20.78
Granted	2,335,610	10.95
Vested	(769,499)	21.65
Forfeited	(5,735)	24.76
Canceled	(911,408)	20.54

Unvested RSUs and RSAs at December 31, 2013	4,786,814	$16.79

The Company recorded stock-based compensation expense related to RSUs and RSAs of approximately $6,362,000 and $3,182,000 for the three months ended December 31, 2012 and 2013, respectively, and $11,706,000 and $9,648,000 for the six months ended December 31, 2012 and 2013, respectively. At December 31, 2013, there was approximately $65,644,000 of total unrecognized compensation cost related to unvested RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 3.4 years.

Repurchases of Vested Restricted Stock Units

The Company is required to withhold minimum statutory taxes related to the vesting of RSUs. The Company has elected to facilitate the tax withholding through a net issuance at the time of vesting. The Company then remits the amount of taxes owed by the employee to the appropriate taxing authority. As a result, the Company effectively repurchased a total of 79,137 and 169,291 shares of common stock related to employee tax withholding obligations during the six months ended December 31, 2012 and 2013. As a result, the Company recorded approximately $1,877,000 and $1,798,000 as a financing activity in the condensed consolidated statements of cash flows for the six months ended December 31, 2012 and 2013, respectively.

Employee Stock Purchase Plan

On July 1, 2013, the number of authorized shares available for issuance under the 2011 Employee Stock Purchase Plan (“ESPP”) was increased by 990,415 shares in accordance with the provisions of the ESPP. During the six months ended December 31, 2013, the Company issued 311,137 shares of common stock under the ESPP. At December 31, 2013, a total of 1,543,157 shares of common stock were reserved for future issuance under the ESPP. The Company recorded stock-based compensation expense related to its ESPP of approximately $716,000 and $679,000 for the three months ended December 31, 2012 and 2013, respectively, and $1,420,000 and $1,763,000 for the six months ended December 31, 2012 and 2013, respectively.

Stock-based Compensation Expense

Total stock-based compensation expense was classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Cost of revenue	$24	$156	$137	$313
Sales and marketing	2,538	2,031	4,707	4,954
Research and development	4,624	2,468	9,088	8,066
General and administrative	6,743	3,519	13,886	9,056

Total stock-based compensation	$13,929	$8,174	$27,818	$22,389

9. Commitments and Contingencies

Letters of Credit

As of June 30, 2013 and December 31, 2013, the Company had a total of $3,360,000 and $3,179,000, respectively, in letters of credit outstanding with financial institutions. These outstanding letters of credit were issued for purposes of securing the Company’s obligations under facility leases. Of these amounts, the Company recorded $3,360,000 and $179,000 as restricted cash on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2013, respectively, as the amounts relate to outstanding letters of credit collateralized by a portion of the Company’s cash (see Note 1). The remaining $3,000,000 in outstanding letters of credit as of December 31, 2013 are covered by the Company’s Revolving Line of Credit (see Note 6).

Leases

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Fiscal Year Ending June 30,	Total
Remaining 2014	$3,720
2015	6,768
2016	6,827
2017	6,769
2018	6,754
Thereafter	18,318

Total	$49,156

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

Rent expense was $1,729,000 and $2,058,000 for the three months ended December 31, 2012 and 2013, respectively, and $3,469,000 and $4,038,000 for the six months ended December 31, 2012 and 2013, respectively.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2013 and December 31, 2013.

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

Legal Matters

Securities Class Action Litigation

Beginning on November 19, 2013, the Company and certain of its current and former officers were named in three putative class action lawsuits filed in the United States District Court for the Northern District of California (Denenberg v. Fusion-io, Inc. et. al; Miami Police Relief & Pension Fund v. Fusion-io, Inc. et. al; Marriott v. Fusion-io, Inc. et. al). Two of the complaints are allegedly brought on behalf of a class of purchasers of Fusion-io common stock between August 10, 2012 and October 23, 2013, and one is brought on behalf of a purported class of purchasers between January 25, 2012 and October 23, 2013. The complaints generally allege violations of the federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.

The Company believes that the allegations in these complaints are without merit and intends to vigorously contest the actions. Based on currently available information, the Company does not believe that resolution of these matters will have a material adverse effect on its financial condition, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and there can be no assurances that the Company will be successful or that any such lawsuit would not have a material adverse impact on the Company’s business, financial condition, cash flows, and results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity, and other factors.

Shareholder Derivative Litigation

Beginning on November 26, 2013, the Company was named as a nominal defendant, and certain of its current and former officers and directors were named as individual defendants, in three purported shareholder derivative lawsuits arising out of the same general events alleged in the class actions suits (Byerley v. Shane Robison et. al; The Police Retirement System of St. Louis v. David A. Flynn et. al; Mandigo v. Shane Robison et. al). The complaints were filed in the Third Judicial District Court of Salt Lake County, Utah, the United States District Court for the Northern District of California, and the Superior Court of California for the County of Santa Clara, and generally allege that the individual defendants breached various fiduciary duties owed to the Company and were unjustly enriched. The complaints seek, among other things, restitution of all profits and compensation allegedly obtained as a result of the aforesaid conduct, improvement of the Company’s corporate governance and internal procedures, and attorneys’ fees and costs.

Patent Litigation

On December 5, 2013, e.Digital Corporation (“e.Digital”) filed a lawsuit in U.S. District Court for the Southern District of California against the Company and 23 other companies. On December 6, 2013, e.Digital filed suit against 15 additional companies. The complaint alleges that the Company’s products infringe U.S. Patent No. 5,839,108. The complaint seeks damages as well as preliminary and permanent injunctions against the Company. The Company has limited information about the specific infringement allegations, but they appear to focus on methods for managing flash memory. Based on the Company’s preliminary investigation of the patent identified in the complaint, the Company does not believe its products infringe any valid or enforceable claim of this patent. The Company will vigorously defend the lawsuit.

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

Based on the Company’s preliminary investigations of the patents identified above, the Company does not believe that its products infringe any valid or enforceable claim of the patents at issue in those complaints. With respect to the Entorian Technologies and Internet Machines complaints, the Company’s third-party suppliers have agreed to indemnify and defend the Company. Based on currently available information, the Company does not believe that resolution of these matters will have a material adverse effect on its financial condition, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and there can be no assurances that the Company will be successful or that any such lawsuit would not have a material adverse impact on the Company’s business, financial condition, cash flows, and results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity, and other factors.

The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in the notes to condensed consolidated financial statements, the Company has determined that no provision for liability nor disclosure is required related to any claim against the Company because: (i) there is not a reasonable possibility that a loss exceeding amounts already recognized, if any, may be incurred with respect to such claim; (ii) a reasonably possible loss or range of loss cannot be estimated; or (iii) such estimate is immaterial.

All legal costs associated with litigation are expensed as incurred. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the pending legal matters. It is possible, nevertheless, that the Company’s consolidated financial position, cash flows, or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims, or investigations.

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

Overview

We provide solutions for enterprises, hyperscale, and small to medium enterprise markets that accelerate databases, virtualization, cloud computing, big data, information systems, and the applications that help drive business from the smallest e-tailers to some of the world’s largest data centers, social media leaders, and Fortune Global 500 businesses. Our integrated hardware and software platforms enable the acceleration of applications away from legacy architectures and proprietary hardware. This core technology leverages flash memory and software to significantly increase datacenter and computer-based information system efficiency, with enterprise grade performance, reliability, availability, and manageability.

We were incorporated in December 2005 and have experienced significant growth since inception. Our growth has included significant increases in end-customers, introduction of new products including those from acquisitions, and investments in our product roadmap and business operations to support this growth. As a result of these factors, our headcount increased from 803 employees as of December 31, 2012 to 883 employees as of December 31, 2013.

We sell our products through our global direct sales force, OEMs, including Cisco, Dell, Fujitsu, HP, and IBM, and other channel partners. Some of our OEMs and channel partners integrate our platform into their own proprietary product offerings. Our primary sales office is located in San Jose, California, and we also have additional sales presence in North America, Europe, and Asia.

Large purchases by a limited number of customers, including OEMs and resellers which sell to end-customers, have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Customers that accounted for 10% or more of our revenue represented 69% and 62% of revenue for the three months ended December 31, 2012 and 2013, respectively, and 70% and 54% of revenue for the six months ended December 31, 2012 and 2013, respectively. Revenue from the 10 largest customers in each period, including the applicable OEMs, accounted for approximately 89% and 82% of revenue for the three months ended December 31, 2012 and 2013, respectively, and 90% and 79% of revenue for the six months ended December 31, 2012 and 2013, respectively. As a result of our revenue concentrations, our quarterly and annual revenue, gross margin, and operating results are likely to fluctuate in the future and will be difficult to estimate. We expect that sales to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future. As our solutions become more broadly deployed in the market place and the number of our end-customers increases, we expect to have a broader customer base to support the continued growth of our business.

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

We believe that extending our platform differentiation through software and hardware innovation will be critical to achieving broader market acceptance and to maintaining or increasing our gross margins. In this regard, our ioTurbine virtualization and direct acceleration software, ION Data Accelerator software, ioVDI virtual desktop acceleration, ioControl hybrid storage software, ioSphere management software, and specialized storage memory programming software interface extensions that allow Integrated Software Vendors to develop, integrate, and add significant value to applications using our platforms are important strategic investments that differentiate our products from hardware competitors. We invest in hardware qualification so that we can apply the value of our software to new non-volatile technologies as they become available. We also invest in new hardware controllers to ensure that our products are competitive in performance, reliability, power, and density. If we are unable to successfully develop or acquire hardware or software technology, and then market and sell additional functionality, our ability to increase our revenue and gross margins could be adversely affected.

Our ioMemory technology forms the basis of our ioDrive, ioScale, and ioFX product offerings. Our ioMemory is designed as a portfolio of upgradeable design modules, enabling faster time-to-market and increased extensibility, and it provides server-based storage class memory, low access latency, field upgradeability, deep error correction, self-healing protection, and native PCI-Express connectivity. Our second generation ioMemory technology supports the latest NAND geometries, significantly increases performance and capacity, improves reliability and cost while retaining the ability to build storage systems of varying capacity, performance, and form factors. At the heart of the ioMemory technology is our proprietary field programmable data path controller. It connects a large array of non-volatile memory chips natively to the server’s PCI-Express 1.0 or 2.0 peripheral bus, and addresses the innate reliability issues of non-volatile memory with our error correction architecture and Adaptive Flashback Protection, an advanced chip-level fault tolerance technology, which is capable of restoring, correcting, and resurrecting lost data in the flash-based storage sub-system.

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

Components of Condensed Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our storage memory products and support services. We sell our solutions through our global direct sales force, OEMs, and other channel partners. We provide our support services pursuant to support contracts, which involve hardware support, software support, and software upgrades on a when-and-if available basis for a period of one to five years. We recorded services, support, and maintenance revenue of $9.0 million and $8.6 million for the three months ended December 31, 2012 and 2013, respectively, and $16.5 million and $17.0 million for the six months ended December 31, 2012 and 2013, respectively. For the periods presented, our software revenue was not significant to our condensed consolidated statements of operations.

Cost of Revenue

Cost of revenue consists primarily of material costs including amounts paid to our suppliers and contract manufacturers for hardware components and assembly of those components into our products. The largest portion of our cost of revenue consists of the cost of non-volatile memory components. Given the commodity nature of memory components, neither we nor our contract manufacturers generally enter into long-term supply contracts for our product components, which can cause our cost of revenue to fluctuate. Cost of revenue is recorded when the related product revenue is recognized. Cost of revenue also includes costs related to carrying value adjustments recorded for excess and obsolete inventory, amortization of intangible assets, allocated personnel expenses related to customer support, manufacturing operations, warranty costs, and costs of shipping.

Operating Expenses

The largest component of our operating expenses is personnel costs, consisting of salaries, benefits, and incentive compensation for our employees, which includes stock-based compensation. Our headcount increased from 803 to 883 from December 31, 2012 to December 31, 2013. As a result, operating expenses have increased over these periods.

Certain expense amounts previously reported in the condensed consolidated statements of operations for the three and six months ended December 31, 2012 have been reclassified to reflect an adjustment to the method in which we allocate information technology and facility costs and to conform to fiscal 2014 presentation. As a result of the reclassifications, for the three and six months ended December 31, 2012, cost of revenue increased by $0.1 million and $0.2 million, respectively, sales and marketing expenses increased by $1.0 million and $1.6 million, respectively, research and development expenses increased by $1.1 million and $1.7 million, respectively, and general and administrative expenses decreased by $2.2 million and $3.5 million, respectively. The net effect of these reclassifications did not impact the amounts previously reported as income from operations and net income.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including incentive compensation, travel-related costs, allocated facilities and IT costs, depreciation associated with sales and marketing acquired assets, contract labor and consulting expenses associated with sales and marketing activities, and amortization of intangible assets.

Research and Development

Research and development expenses consist primarily of personnel costs, including incentive compensation, contract labor and consulting services, depreciation associated with research and development acquired assets, allocated facilities and IT costs, amortization of intangible assets, prototype expenses, and travel-related costs. We expense research and development costs as incurred.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including incentive compensation, depreciation expense, legal, finance, and accounting expenses, consulting and professional services, allocated facilities and IT costs for our executive, finance, human resources, information technology, and legal organizations.

Other income (expense), net

Other income (expense), net consists of transactional foreign currency gains and losses, interest expense, and interest income.

Trends in Our Business

Gross Margin

Our gross margin will vary due to product mix, pricing, cost of materials, and product transition. We currently anticipate gross margin to decrease in the near term primarily as a result of our growth strategy and product mix.

Operating Expenses

We expect operating expenses to remain relatively flat in absolute dollars in the near term and to increase over time to support growth.

Results of Operations

Revenue

The following table presents our revenue for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2012	2013	$	%	2012	2013	$	%
Revenue	$120,569	$94,501	$(26,068)	(22)%	$238,684	$180,794	$(57,890)	(24)%

Revenue decreased $26.1 million from the three months ended December 31, 2012 to the three months ended December 31, 2013, and decreased $57.9 million from the six months ended December 31, 2012 to the six months ended December 31, 2013, primarily due to the decrease in the overall volume of our products shipped.

Customers that accounted for 10% or more of our revenue represented 69% and 62% of revenue for the three months ended December 31, 2012 and 2013, respectively, and 70% and 54% of revenue for the six months ended December 31, 2012 and 2013, respectively. Revenue from the 10 largest customers, including the applicable OEMs, for the periods presented was 89% and 82% of revenue for the three months ended December 31, 2012 and 2013, respectively, and 90% and 79% of revenue for the six months ended December 31, 2012 and 2013, respectively. Revenue recognized from sales with a ship-to location outside of the United States was 45% and 33% of revenue for the three months ended December 31, 2012 and 2013, respectively, and 41% and 36% of revenue for the six months ended December 31, 2012 and 2013, respectively.

Cost of Revenue and Gross Margin

The following table presents our cost of revenue, gross profit and gross margin for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2012	2013	$	%	2012	2013	$	%
Cost of revenue	$46,148	$41,488	$(4,660)	(10)%	$94,213	$78,028	$(16,185)	(17)%
Gross profit	74,421	53,013	$(21,408)	(29)%	144,471	102,766	$(41,705)	(29)%
Gross margin	62%	56%			61%	57%

Cost of revenue decreased $4.7 million and gross profit decreased $21.4 million from the three months ended December 31, 2012 compared to the three months ended December 31, 2013, and cost of revenue decreased $16.2 million and gross profit decreased $41.7 million from the six months ended December 31, 2012 compared to the six months ended December 31, 2013. These changes were primarily due to the decrease in the volume of our products shipped. Gross margin decreased period over period due to inventory adjustments primarily from excess and obsolete inventory and amortization of intangible assets acquired in fiscal 2013, partially offset by favorable product mix and material costs.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2012	2013	$	%	2012	2013	$	%
Sales and marketing	$29,666	$35,489	$5,823	20%	$55,253	$70,287	$15,034	27%

Sales and marketing expenses increased $5.8 million from the three months ended December 31, 2012 compared to the three months ended December 31, 2013, primarily due to an increase in sales and marketing personnel, as we hired additional employees to focus on acquiring new customers and expanding our business. This increase in headcount resulted in a $5.5 million increase in personnel-related costs, including a $1.6 million increase in sales commissions.

Sales and marketing expenses increased $15.0 million from the six months ended December 31, 2012 compared to the six months ended December 31, 2013, primarily due to an increase in sales and marketing personnel, as we hired additional employees to focus on acquiring new customers and expanding our business. This increase in headcount resulted in a $13.9 million increase in personnel-related costs, including a $3.5 million increase in sales commissions. The increase was also due to a $1.2 million increase in travel costs.

Research and Development

The following table presents our research and development expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2012	2013	$	%	2012	2013	$	%
Research and development	$23,559	$26,730	$3,171	13%	$45,732	$56,198	$10,466	23%

Research and development expenses increased $3.2 million from the three months ended December 31, 2012 compared to the three months ended December 31, 2013, primarily due to an increase in research and development personnel, resulting in a $1.7 million increase in personnel-related costs. The increase was also due to a $0.6 million increase in depreciation expense.

Research and development expenses increased $10.5 million from the six months ended December 31, 2012 compared to the six months ended December 31, 2013, primarily due to an increase in research and development personnel, resulting in an $8.2 million increase in personnel-related costs. The increase was also due to a $1.3 million increase in depreciation expense.

General and Administrative

The following table presents our general and administrative expenses for the periods indicated and related changes as to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2012	2013	$	%	2012	2013	$	%
General and administrative	$14,302	$11,752	$(2,550)	(18)%	$28,143	$25,043	$(3,100)	(11)%

General and administrative expenses decreased $2.6 million from the three months ended December 31, 2012 compared to the three months ended December 31, 2013, primarily due to lower stock-based compensation expense offset by an increase in other personnel-related costs, both primarily resulting from management transition.

General and administrative expenses decreased $3.1 million from the six months ended December 31, 2012 compared to the six months ended December 31, 2013, primarily due to lower stock-based compensation expense offset by an increase in other personnel-related costs, both primarily resulting from management transition.

Other Income (Expense), net

The following table presents our other income (expense), net for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2012	2013	$	%	2012	2013	$	%
Other income (expense), net	$96	$(4)	$(100)	(104)%	$151	$166	$15	10%

Other income (expense), net changed by $0.1 million from the three months ended December 31, 2012 compared to the three months ended December 31, 2013, primarily due to foreign currency exchange rate variances.

Other (expense) income, net changed by less than $0.1 million from the six months ended December 31, 2012 compared to the six months ended December 31, 2013, primarily due to foreign currency exchange rate variances.

Income Tax Expense

The following table presents our income tax expense for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended December 31,		Change in		Six Months Ended December 31,		Change in
	2012	2013	$	%	2012	2013	$	%
Income tax expense	$5,258	$339	$(4,919)	(94)%	$9,829	$601	$(9,228)	(94)%

Income tax expense decreased by $4.9 million from the three months ended December 31, 2012 compared to the three months ended December 31, 2013, and by $9.2 million from the six months ended December 31, 2012 compared to the six months ended December 31, 2013, primarily due to the current period operating loss. The provision for income taxes for the three and six months ended December 31, 2013 was comprised primarily of foreign and state income taxes.

Financial Position, Liquidity and Capital Resources

Primary Sources of Liquidity

As of December 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $244.0 million, net accounts receivable of $50.4 million, and amounts available under our revolving line of credit of approximately $22.0 million. We had working capital of $297.4 million as of December 31, 2013.

Historically, our primary sources of liquidity have been from customer payments for our products and services, and the issuance of common stock.

Cash Flow Analysis

	Six Months Ended December 31,
	2012	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$38,892	$(4,141)
Investing activities	(8,712)	(5,836)
Financing activities	17,025	15,508

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases, and payments for operating expenses.

Our net cash provided by operating activities for the six months ended December 31, 2012 was $38.9 million. During this period, cash collected from our customers exceeded our operating cash outflows, which consisted primarily of purchases of inventory and personnel-related costs.

Our net cash used in operating activities for the six months ended December 31, 2013 was $4.1 million. During this period, our cash used in operating activities was primarily the result of operating cash outflows, which mainly included payments on certain year-end accrued liabilities and purchases of inventory in anticipation of product releases, exceeding cash collected from our customers as a result of decreased revenue.

Investing Activities

Cash flows from investing activities primarily relate to purchases of computer equipment, leasehold improvements, and property and equipment to support our growth.

During the six months ended December 31, 2012 and 2013, our net cash used in investing activities was $8.7 million and $5.8 million, respectively, for purchases of property and equipment.

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

We generated $15.5 million of net cash from financing activities for the six months ended December 31, 2013, primarily due to $14.1 million in net proceeds from the exercise of stock options and our employee stock purchase plan, reduced restricted cash of $3.2 million as a result of the majority of our letters of credit being collateralized by our line of credit entered into during the six months ended December 31, 2013, all offset by $1.8 million in net issuance of restricted stock awards and restricted stock units, net of repurchases.

Revolving Line of Credit

In September 2013, we entered into a credit agreement, or the revolving line of credit, with a financial institution. The revolving line of credit allows us to borrow up to a limit of $25.0 million, with a $25.0 million letter of credit sub-facility. The revolving line of credit contains an option to increase the lending commitments, subject to certain requirements, with the financial institution and/or new lenders to provide up to an aggregate of $75.0 million in additional lending commitments. Loan proceeds may be used for general corporate purposes, and we may prepay and/or reborrow revolving loans under the revolving line of credit in whole or in part at any time without premium or penalty. As of December 31, 2013, we had no outstanding revolving loans under the credit agreement and an aggregate face amount of $3.0 million in undrawn letters of credit under the revolving line of credit.

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

As of December 31, 2013, we were in compliance with all covenants.

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

Indemnification

We have agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that provides corporate reimbursement coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2013 and December 31, 2013.

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

Recently Issued and Adopted Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 “Description of Business and Summary of Significant Accounting Policies — Recently Issued and Adopted Accounting Pronouncements” in the notes to our condensed consolidated financial statements.

Segments

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. We have concluded that we operate in one business segment, which is the development, marketing, and sale of storage class memory products. Substantially all of our revenue for all periods presented in the accompanying condensed consolidated statements of operations has been from sales of the ioMemory product lines and related customer support services.

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. Although our international operations are currently immaterial compared to our operations in the United States, we expect to continue to expand our international operations which will increase our potential exposure to fluctuations in foreign currencies. Our exposures are to fluctuations in exchange rates primarily for the U.S. dollar versus the euro and the British pound. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained material excess cash balances in foreign currencies. As of December 31, 2013, we had approximately $4.8 million of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses. Through December 31, 2013, all of our sales were billed in U.S. dollars and therefore not subject to direct foreign currency risk.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2014, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action Litigation

Beginning on November 19, 2013, our company and certain of our current and former officers were named in three putative class action lawsuits filed in the United States District Court for the Northern District of California (Denenberg v. Fusion-io, Inc. et. al; Miami Police Relief & Pension Fund v. Fusion-io, Inc. et. al; Marriott v. Fusion-io, Inc. et. al). Two of the complaints are allegedly brought on behalf of a class of purchasers of Fusion-io common stock between August 10, 2012 and October 23, 2013, and one is brought on behalf of a purported class of purchasers between January 25, 2012 and October 23, 2013. The complaints generally allege violations of the federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.

We believe that the allegations in these complaints are without merit and intend to vigorously contest the actions. Based on currently available information, we do not believe that resolution of these matters will have a material adverse effect on our financial condition, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and there can be no assurances that we will be successful or that any such lawsuit would not have a material adverse impact on our business, financial condition, cash flows, and results of operations in a particular period. Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity, and other factors.

Shareholder Derivative Litigation

Beginning on November 26, 2013, we were named as a nominal defendant, and certain of our current and former officers and directors were named as individual defendants, in three purported shareholder derivative lawsuits arising out of the same general events alleged in the class actions suits (Byerley v. Shane Robison et. al; The Police Retirement System of St. Louis v. David A. Flynn et. al; Mandigo v. Shane Robison et. al). The complaints were filed in the Third Judicial District Court of Salt Lake County, Utah, the United States District Court for the Northern District of California, and the Superior Court of California for the County of Santa Clara, and generally allege that the individual defendants breached various fiduciary duties owed to us and were unjustly enriched. The complaints seek, among other things, restitution of all profits and compensation allegedly obtained as a result of the aforesaid conduct, improvement of our corporate governance and internal procedures, and attorneys’ fees and costs.

Patent Litigation

On December 5, 2013, e.Digital Corporation, filed a lawsuit in U.S. District Court for the Southern District of California against us and 23 other companies. On December 6, 2013, e.Digital filed suit against 15 additional companies. The complaint alleges that our products infringe U.S. Patent No. 5,839,108. The complaint seeks damages as well as preliminary and permanent injunctions against us. We have limited information about the specific infringement allegations, but they appear to focus on methods for managing flash memory. Based on our preliminary investigation of the patent identified in the complaint, we do not believe our products infringe any valid or enforceable claim of this patent. We will vigorously defend the lawsuit.

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

Based on our preliminary investigations of the patents identified above, we do not believe that our products infringe any valid or enforceable claim of the patents at issue in those complaints. With respect to the Entorian Technologies and Internet Machines complaints, our third-party suppliers have agreed to indemnify us. Based on currently available information, we do not believe that resolution of these matters will have a material adverse effect on our financial condition, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and there can be no assurances that we will be successful or that any such lawsuit would not have a material adverse impact on our business, financial condition, cash flows, and results of operations in a particular period. Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity, and other factors.

We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in the notes to condensed consolidated financial statements, we have determined that no provision for liability nor disclosure is required related to any claim against us because: (i) there is not a reasonable possibility that a loss exceeding amounts already recognized, if any, may be incurred with respect to such claim; (ii) a reasonably possible loss or range of loss cannot be estimated; or (iii) such estimate is immaterial.

All legal costs associated with litigation are expensed as incurred. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the pending legal matters. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims, or investigations.

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

We were founded in December 2005 and sold our first products in April 2007. The majority of our revenue growth has occurred since December 31, 2009. We continue to innovate and develop enterprise data acceleration solutions. For example, we expanded our line of PCIe attached Flash product lines to include both performance and cost optimized solutions, released and upgraded our ION Data Accelerator software, acquired and recently upgraded ioControl, a hybrid storage solutions for the SME market, added extensions to our virtualization direct caching software, and introduced industry standard application programming interfaces, or APIs, under the OpenNVM initiative. In addition, our current management team has only been working together for a relatively short period of time. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described herein. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.

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

We have significantly expanded our overall business, customer base, headcount, and operations, and we anticipate that we will continue to grow our business. For example, from December 31, 2012 to December 31, 2013, our headcount increased from 803 to 883 employees, representing an increase of 80 employees. Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth.

To manage our growth successfully, we believe we must effectively, among other things:

•	maintain and extend our leadership in enterprise, hyperscale, and SME application acceleration;

•	maintain and expand our existing OEM and channel partner relationships and continue to develop new OEM and channel partner relationships;

•	forecast and control expenses;

•	retain existing and recruit, hire, train, and manage additional research and development and sales personnel;

•	expand our support capabilities;

•	enhance and expand our distribution and supply chain infrastructure;

•	manage inventory levels;

•	enhance and expand our international operations; and

•	implement, improve, and maintain our administrative, financial, and operational systems, procedures, and controls.

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

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Customers that accounted for 10% or more of our revenue represented 69% and 62% of revenue for the three months ended December 31, 2012 and 2013, respectively, and 70% and 54% of revenue for the six months ended December 31, 2012 and 2013, respectively. Revenue from the 10 largest customers in each period, including the applicable OEMs, accounted for 89% and 82% of revenue during the three months ended December 31, 2012 and 2013, respectively, and 90% and 79% of revenue during the six months ended December 31, 2012 and 2013, respectively.

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

Our gross margins fluctuate from period to period due primarily to product costs, customer mix, and product mix. From the three months ended December 31, 2012 through the three months ended December 31, 2013, our quarterly gross margins ranged from 61.7% to 54.9%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

•	demand for our products;

•	adoption and the rate of adoption for new products;

•	rebates, sales and marketing initiatives, discount levels, and competitive pricing;

•	changes in customer, geographic, or product mix, including mix of configurations within products;

•	favorable pricing for volume sales transactions;

•	significant new customer deployments;

•	the cost of components and freight;

•	changes in our manufacturing costs, including fluctuations in yields and production volumes;

•	new product introductions and enhancements, potentially with initial sales at relatively small volumes and higher product costs;

•	our growth strategy;

•	changes in the mix between direct versus indirect sales;

•	the timing and amount of revenue recognized and deferred;

•	excess inventory levels or purchase commitments as a result of changes in demand forecasts or last time buy purchases;

•	write-downs due to excess and obsolete inventory;

•	possible product and software defects and related increased warranty or repair costs;

•	the timing of technical support service contracts and contract renewals;

•	inventory stocking requirements to support new product introductions; and

•	product quality and service ability issues.

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

Sales of our products to OEMs represent a significant portion of our revenue and we anticipate that our OEM sales will constitute a substantial portion of our future sales. In some cases, our products must be designed into the OEM’s products. If that fails to occur for a given product line of an OEM, we would likely be unable to sell our products to that OEM for such product line during the life cycle of that product. Even if an OEM integrates one or more of our products into its server, data storage systems or appliance solutions, we cannot be assured that its product will be commercially successful, and as a result, our sales volumes may be less than anticipated. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products, if their own systems are not commercially successful or if they decide to pursue other strategies or for any other reason, including the incorporation or development of competing products by these OEMs. Moreover, our OEM customers may not devote sufficient attention and resources to selling our products. We may not be able to develop or maintain relationships with OEMs for a number of reasons, including because of the OEM’s relationships with our competitors or prospective competitors or other incentives that may not motivate their internal sales forces to promote our products. In addition, direct sales of our ioDrive and ioScale product lines or our application acceleration solutions may compete with products sold by our OEM partners, and our OEM partners may compete directly with our other OEM partners, which may affect the commitment of our OEM partners to sell our products. Even if we are successful in selling through OEMs, sales through OEMs could result in a lower gross margin business than our direct sales business. If we are unable to grow our OEM sales, if our OEM customers’ systems incorporating our products are not commercially successful, if our products, including new and next generation products, are not designed into a given OEM product cycle, if we fail to minimize conflicts between our channel partners, in particular OEMs, if our OEM customers do not timely qualify our products for promotion or sale by them, or if our OEM customers significantly reduce, cancel, or delay their orders with us, our revenue would suffer and our business, operating results, and financial condition could be materially adversely affected.

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

Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments, and acceptance of our products in any quarter;

•	our ability to control the costs of the components we use in our hardware products;

•	our ability to adopt subsequent generations of non-volatile memory components into our hardware products;

•	our ability to adopt subsequent generations of ioMemory into our software and application acceleration solutions

•	disruption in our supply chains, component availability, and related procurement costs;

•	reductions in customers’ budgets for information technology purchases;

•	delays in customers’ purchasing cycles or deferments of customers’ product purchases in anticipation of new products or updates from us or our competitors;

•	fluctuations in demand and prices for our products;

•	changes in industry standards in the data storage industry;

•	our ability to develop, introduce, and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades or announcements by us or our competitors;

•	any change in the competitive dynamics of our markets, including new entrants or discounting of product prices;

•	our ability to control costs, including our operating expenses; and

•	future accounting pronouncements and changes in accounting policies.

The occurrence of any one of these risks could negatively affect our operating results in any particular quarter, which could cause the price of our common stock to decline.

We have incurred significant net losses during our limited operating history and may not consistently achieve or maintain profitability.

We have incurred net losses in each fiscal year other than fiscal 2011. We may incur losses in future periods, including as we increase our operating expenses to support our future growth. If our revenue does not increase to offset these expected increases in operating expenses, we will not be profitable. As of December 31, 2013, we had an accumulated deficit of $158.0 million.

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

In addition, we may be subject to examination of our income tax returns by the Internal Revenue Service, or IRS, and other tax authorities. Our federal income tax return for fiscal 2012 is currently under audit by the IRS as described in Note 7 to our condensed consolidated financial statements. If tax authorities challenge the relative mix of our U.S. and international income, our future effective income tax rates could be adversely affected. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our business, financial condition, and results of operations.

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

The market for data or application acceleration products is highly competitive, and we expect competition to intensify in the future. Our direct acceleration products compete with various traditional datacenter architectures, including high performance server and storage approaches. These may include offerings from traditional data storage providers, including storage array vendors such as EMC Corporation, which typically sell centralized storage products as well as high-performance storage approaches utilizing solid state disks, as well as vertically integrated appliance vendors such as Oracle or a number of all Flash or hybrid array companies such as Nimble Storage, and other privately held companies. In addition, we may also compete with enterprise solid state disk vendors such as Huawei Technologies, Intel, LSI, Marvell Semiconductor, Micron Technology, Samsung Electronics, SanDisk, Seagate Technology, Toshiba, Western Digital, and other privately held companies. A number of new, privately held companies are currently attempting to enter our market, one or more of which may become significant competitors in the future.

Our shared acceleration products compete with proprietary integrated flash appliances from EMC, Dell, flash-based storage products by HP, NetApp, TMS by IBM, Violin Memory Systems, and other privately held companies.

Our virtualization acceleration products compete with solutions from Adaptec by PMC, EMC, LSI, Oracle, SanDisk, and Western Digital, as well as several open source software solutions and other software-based hardware cache solutions being developed by privately held companies.

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

Our storage memory products account for substantially all of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, our revenue could be reduced by:

•	the failure of our storage memory products to achieve broad market acceptance;

•	any decline or fluctuation in demand for our storage memory products, whether as a result of product obsolescence, technological change, customer budgetary constraints, or other factors;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, these products;

•	our inability to release enhanced versions of our products, including any related software, on a timely basis;

•	our inability to adequately support our customers;

•	our inability to expand in to new markets or geographies; and

•	general economic conditions, both domestically and in our foreign markets.

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

Our products must interoperate with operating systems, software applications, and hardware that is developed by others and if we are unable to devote the necessary resources to ensure that our products interoperate with such software and hardware, we may fail to increase, or we may lose, market share and we may experience a weakening demand for our products.

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

Generally, our products are applicable to a portion of a datacenter’s function. The servers, network, software, and other components and systems of a datacenter must comply with established industry standards or fit within a datacenter’s system architecture in order to interoperate and function efficiently together. We may depend on companies that provide other components of the servers and systems in a datacenter to support prevailing industry standards. Often, these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers. If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected, which would harm our business, operating results, and financial condition.

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

We plan to hire additional personnel in all areas of our business, particularly for sales and research and development. Competition for these types of personnel is intense. We cannot assure that we will be able to successfully attract or retain qualified personnel.

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

The storage and networking industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past received and may in the future receive inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. For example, on December 5, 2013, e.Digital Corporation filed a lawsuit in U.S. District Court for the Southern District of California against us and 23 other companies. On December 6, 2013, e.Digital filed suit against 15 additional companies. The complaint alleges that our products infringe U.S. Patent No. 5,839,108. The complaint seeks damages as well as preliminary and permanent injunctions against us. We have limited information about the specific infringement allegations, but they appear to focus on methods for managing flash memory. Based on our preliminary investigation of the patent identified in the complaint, we do not believe our products infringe any valid or enforceable claim of this patent. Nevertheless, the costs associated with any actual, pending, or threatened litigation could negatively impact our operating results regardless of the actual outcome.

In addition, on February 7, 2012, Entorian Technologies L.P., filed a lawsuit in the U.S. District Court for the District of Utah against our company. The complaint alleged that memory stacks included in some of our products infringe U.S. Patent No. 5,420,751, or the ‘751 patent, which expired in May 2012. Polystak, Inc. is our third-party supplier of the accused memory stack component. On March 1, 2012, Polystak filed a lawsuit against Entorian Technologies in the U.S. District Court for the Northern District of California. The complaint alleges that the ‘751 patent is invalid, and that Polystak’s memory stacks do not infringe the ‘751 patent. On March 8, 2012, Entorian Technologies dismissed the lawsuit against us in Utah. On March 9, 2012, Entorian Technologies filed a counterclaim against Polystak and us in the Northern District of California lawsuit. The counterclaim alleges infringement of the ‘751 patent by Polystak and us and seeks damages, but it does not seek an injunction. On September 4, 2012, the Court stayed this lawsuit pending reexamination of the ‘751 patent by the U.S. Patent Office. Based on our preliminary investigation, we do not believe that our products infringe any valid or enforceable claim of the ‘751 patent. Polystak has agreed to indemnify and defend us with respect to these lawsuits. Nevertheless, the costs associated with any actual, pending, or threatened litigation could negatively impact our operating results regardless of the actual outcome.

Moreover, on May 18, 2011, Internet Machines LLC filed a lawsuit in U.S. District Court for the Eastern District of Texas against our company and 20 other companies. The complaint alleges that our products infringe U.S. Patent Nos. 7,454,552; 7,421,532; 7,814,259; and 7,945,722. On August 26, 2011, Internet Machines MC LLC amended its prior complaint filed in U.S. District Court for the Eastern District of Texas against PLX Technology, Inc. to add our company and several other companies as defendants. This complaint alleges that our products infringe U.S. Patent No. 7,539,190. These complaints seek both damages and a permanent injunction against us. The specific infringement allegations appear to focus on a PCI switch component that, while used in some of our products, is manufactured by a third-party supplier. This third-party supplier was found to infringe U.S. Patent Nos. 7,454,552 and 7,421,532 by a jury in a prior case. The judge has stayed the lawsuits against us pending the entry of a final non-appealable judgment in the prior case between the third-party supplier and Internet Machines. The third-party supplier has agreed to indemnify and defend us with respect to these lawsuits. Based upon our preliminary investigation of the patents identified in the complaints, we do not believe that our products infringe any valid or enforceable claim of these patents. Nevertheless, the costs associated with any actual, pending, or threatened litigation could negatively impact our operating results regardless of the actual outcome.

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

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of February 3, 2014, we had 64 issued patents and 140 patent applications in the United States, eight issued patents and 42 patent applications in foreign countries, and four Patent Cooperation Treaty, or PCT, applications. We cannot assure you that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property.

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

Our business is subject to the risks of earthquakes and other natural catastrophic events, and to interruption by man-made problems such as cyber attacks, computer viruses, or terrorism.

Our two largest facilities and our current contract manufacturers are located in the San Francisco Bay and Salt Lake City areas, which have heightened risks of earthquakes. We may not have adequate business interruption insurance to compensate us for losses that may occur from a significant natural disaster, such as an earthquake, which could have a material adverse impact on our business, operating results and financial condition. In addition, cyber attacks, acts of terrorism, or malicious computer viruses could cause disruptions in our or our customers’ businesses or the economy as a whole. We could suffer a loss of revenue and increased costs, or suffer other serious negative consequences if we sustain cyber attacks or other data security breaches that disrupt our operations or result in the loss or disclosure of our proprietary or confidential information. To the extent that these disruptions result in delays or cancellations of customer orders or the deployment of our products, our business, operating results, and financial condition would be adversely affected.

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

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock has been volatile and will likely continue to be volatile. The trading of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. For example, after opening at $19.00 per share at the IPO, our common stock has experienced an intra-day trading high of $41.74 per share and a low of $8.32 per share through February 3, 2014. Some of the factors affecting our volatility include:

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

None.

Part II. Item 3. Defaults Upon Senior Securities

None.

Part II. Item 4. Mine Safety Disclosures

Not applicable.

Part II. Item 5. Other Information

None.

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1	2011 Employee Stock Purchase Plan, as amended and restated, and Related Forms	X

10.2	Offer Letter between the Registrant and Theodore A. Hull, dated November 26, 2013	X

10.3	Offer Letter between the Registrant and Ian E. Whiting, dated November 11, 2013	X

10.4	Offer Letter between the Registrant and Gary J. Smerdon, dated October 3, 2013	X

10.5	Offer Letter between the Registrant and David W. Sampson, dated June 22, 2010	X

10.6	Release of Claims between the Registrant and Dennis P. Wolf, dated October 29, 2013	X

10.7	Separation Agreement and Release of Claims between the Registrant and James L. Dawson, dated October 23, 2013	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUSION-IO, INC.

Dated:	February 7, 2014	By:	/S/ SHANE ROBISON
Shane Robison
Chief Executive Officer

Dated:	February 7, 2014	By:	/S/ THEODORE A. HULL
Theodore A. Hull
Chief Financial Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1	2011 Employee Stock Purchase Plan, as amended and restated, and Related Forms	X

10.2	Offer Letter between the Registrant and Theodore A. Hull, dated November 26, 2013	X

10.3	Offer Letter between the Registrant and Ian E. Whiting, dated November 11, 2013	X

10.4	Offer Letter between the Registrant and Gary J. Smerdon, dated October 3, 2013	X

10.5	Offer Letter between the Registrant and David W. Sampson, dated June 22, 2010	X

10.6	Release of Claims between the Registrant and Dennis P. Wolf, dated October 29, 2013	X

10.7	Separation Agreement and Release of Claims between the Registrant and James L. Dawson, dated October 23, 2013	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document