Form 10-Q
period 2014-03-31
FUSION-IO, INC.
filed 2014-05-08
CIK 1383729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of the registrant’s common stock, $0.0002 par value per share, outstanding as of May 2, 2014 was 107,993,224.

FUSION-IO, INC.

FORM 10-Q

-i-

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FUSION-IO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2013	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$238,351	$225,146
Accounts receivable, net of allowances of $1,990 and $2,683 as of June 30, 2013 and March 31, 2014, respectively	69,107	74,211
Inventories	71,160	72,659
Prepaid expenses and other current assets	9,530	11,339

Total current assets	388,148	383,355
Property and equipment, net	35,272	31,656
Restricted cash	4,860	179
Intangible assets, net	28,268	21,591
Goodwill	149,467	149,467
Other assets	1,433	1,098

Total assets	$607,448	$587,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,170	$27,703
Accrued and other current liabilities	44,425	46,886
Deferred revenue	24,848	19,779

Total current liabilities	83,443	94,368
Deferred revenue, less current portion	14,167	18,389
Other liabilities	19,421	15,200
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	20	21
Additional paid-in capital	599,292	648,376
Accumulated other comprehensive loss	(110)	(372)
Accumulated deficit	(108,785)	(188,636)

Total stockholders’ equity	490,417	459,389

Total liabilities and stockholders’ equity	$607,448	$587,346

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Revenue	$87,650	$100,528	$326,334	$281,322
Cost of revenue	39,521	49,291	133,734	127,319

Gross profit	48,129	51,237	192,600	154,003
Operating expenses:
Sales and marketing	33,584	39,334	88,837	109,621
Research and development	26,035	30,548	71,767	86,746
General and administrative	16,977	11,617	45,120	36,660

Total operating expenses	76,596	81,499	205,724	233,027

Loss from operations	(28,467)	(30,262)	(13,124)	(79,024)
Other income (expense):
Interest income	82	23	295	92
Interest expense	(44)	(45)	(92)	(157)
Other (expense) income, net	(40)	(27)	(54)	182

Loss before income taxes	(28,469)	(30,311)	(12,975)	(78,907)
Income tax benefit (expense)	8,422	(343)	(1,407)	(944)

Net loss	$(20,047)	$(30,654)	$(14,382)	$(79,851)

Net loss per common share:
Basic	$(0.21)	$(0.29)	$(0.15)	$(0.77)
Diluted	$(0.21)	$(0.29)	$(0.15)	$(0.77)
Weighted-average number of shares:
Basic	96,805	106,541	95,621	103,736
Diluted	96,805	106,541	95,621	103,736

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Net loss	$(20,047)	$(30,654)	$(14,382)	$(79,851)
Foreign currency translation adjustment	(73)	(36)	(69)	(262)

Comprehensive loss	$(20,120)	$(30,690)	$(14,451)	$(80,113)

See accompanying notes.

FUSION-IO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended March 31,
	2013	2014
Operating activities:
Net loss	$(14,382)	$(79,851)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,768	17,666
Stock-based compensation	40,926	33,818
Excess tax benefit from stock-based awards	(448)	(8)
Other non-cash items	11	1,440
Changes in operating assets and liabilities:
Accounts receivable, net	6,244	(5,104)
Inventories	(11,632)	(1,499)
Prepaid expenses and other assets	59	26
Accounts payable	(704)	13,533
Accrued and other liabilities	8,588	(2,074)
Deferred revenue	6,382	(847)

Net cash provided by (used in) operating activities	45,812	(22,900)
Investing activities:
Business acquisition, net of cash acquired	(5,861)	—
Purchases of property and equipment	(10,898)	(8,732)

Net cash used in investing activities	(16,759)	(8,732)
Financing activities:
Repayment of notes payable	(623)	—
Proceeds from exercises of stock options	7,002	12,583
Issuance of restricted stock awards and restricted stock units, net of repurchases	(2,715)	(2,661)
Proceeds from issuance of common stock under employee stock purchase plan	5,093	5,298
Excess tax benefit from stock option exercises	448	8
Change in restricted cash	(4,843)	3,181

Net cash provided by financing activities	4,362	18,409
Effect of exchange rate changes on cash and cash equivalents	(7)	18

Net increase (decrease) in cash and cash equivalents	33,408	(13,205)
Cash and cash equivalents at the beginning of period	321,239	238,351

Cash and cash equivalents at the end of period	$354,647	$225,146

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

Basis of Presentation

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive loss, and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of a normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations, and cash flows. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2014 or any other period.

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

Segment and Geographic Information

Operating segments are defined in accounting standards as components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded it operates in one business segment, which is the development, marketing, and sale of storage memory solutions. Substantially all of the Company’s revenue for all periods presented in the accompanying condensed consolidated statements of operations has been from sales of the ioMemory based product lines and related customer support services. The Company’s headquarters and most of its operations are located in the United States; however, it conducts sales activities through sales offices in Europe and Asia. Revenue recognized from sales with a ship-to location outside of the United States was 50% and 31% of revenue for the three months ended March 31, 2013 and 2014, respectively, and 44% and 34% of revenue for the nine months ended March 31, 2013 and 2014, respectively. Revenue recognized from sales to customers with a ship-to address in China was 13% of revenue for the three months ended March 31, 2013. No other country outside of the United States accounted for 10% or more of revenue for all periods presented. Long-lived tangible assets located outside of the United States were not material for all periods for which a condensed consolidated balance sheet is presented.

Reclassification

Certain expense amounts previously reported in the condensed consolidated statements of operations for the three and nine months ended March 31, 2013 have been reclassified to reflect an adjustment to the method in which the Company allocates information technology and facility costs and to conform to fiscal 2014 presentation. As a result of the reclassifications, for the three and nine months ended March 31, 2013, cost of revenue increased by $130,000 and $339,000, respectively, sales and marketing expenses increased by $884,000 and $2,441,000, respectively, research and development expenses increased by $1,037,000 and $2,774,000, respectively, and general and administrative expenses decreased by $2,051,000 and $5,554,000, respectively. The net effect of these reclassifications did not impact the amounts previously reported as loss from operations and net loss.

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

Significant Customers

Customers that accounted for 10% or more of the Company’s revenue represented 61% and 60% of revenue for the three months ended March 31, 2013 and 2014, respectively, and 62% and 56% of revenue for the nine months ended March 31, 2013 and 2014, respectively. As a consequence of the concentration of the Company’s customers, and typically a small number of large purchases by these customers, revenue, gross margin, and operating results may fluctuate significantly from period to period.

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

The following table presents the changes in the product warranty liability (in thousands):

Total
Balance as of June 30, 2013	$5,241
Warranty costs accrued	1,320
Warranty claims	(1,087)
Adjustments related to pre-existing warranties, including changes in estimates	379

Balance as of March 31, 2014	$5,853

Restricted Cash

As of June 30, 2013 and March 31, 2014, the Company had restricted cash of approximately $4,860,000 and $1,679,000, respectively. Of these amounts, approximately $3,360,000 and $179,000, respectively, related to letters of credit for purposes of securing the Company’s obligations under facility leases, which were collateralized by a portion of the Company’s cash through the term of the leases (see Note 9). In addition, the Company retained $1,500,000 as partial security for indemnification obligations of shareholders as part of the acquisition of ID7 Ltd. and SCST Limited (together, the “ID7 Entities”) (see Note 4).

As of June 30, 2013, the Company classified restricted cash of approximately $4,860,000 in restricted cash on its condensed consolidated balance sheets. In September 2013, the Company entered into a credit agreement (the “Revolving Line of Credit”) with a financial institution and transferred approximately $3,181,000 of previously restricted cash amounts to undrawn letters of credit under the Revolving Line of Credit. As of March 31, 2014, the Company classified restricted cash of approximately $179,000 in restricted cash and $1,500,000 in prepaid expenses and other current assets on its condensed consolidated balance sheets.

As of March 31, 2014, approximately $179,000 in restricted cash related to a facility lease that ends March 2017 and $1,500,000 in restricted cash, less any indemnification claims, will be paid as part of the ID7 Entities acquisition in September 2014.

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Numerator:
Net loss	$(20,047)	$(30,654)	$(14,382)	$(79,851)

Denominator:
Weighted-average common shares outstanding	96,946	106,935	95,792	104,169
Less weighted-average common shares outstanding subject to repurchase	(141)	(394)	(171)	(433)

Weighted-average shares, basic	96,805	106,541	95,621	103,736

Effect of dilutive securities	—	—	—	—

Weighted-average shares, diluted	96,805	106,541	95,621	103,736

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Stock options	11,574	3,000	12,791	5,077
Restricted stock units and restricted stock awards	37	266	217	177

Total	11,611	3,266	13,008	5,254

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

2. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$36,107	$—	$—	$36,107
Money market funds	202,244	—	—	202,244

Total cash and cash equivalents	$238,351	$—	$—	$238,351

Restricted cash:
Cash	$4,860	$—	$—	$4,860

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash	$22,824	$—	$—	$22,824
Money market funds	202,322	—	—	202,322

Total cash and cash equivalents	$225,146	$—	$—	$225,146

Restricted cash:
Cash	$1,679	$—	$—	$1,679

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2013	March 31, 2014
Raw materials	$32,067	$37,285
Work in progress	25,497	24,827
Finished goods	13,596	10,547

	$71,160	$72,659

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2013	March 31, 2014
Computer equipment	$21,866	$25,902
Leasehold improvements	15,446	16,256
Property and equipment	10,625	11,510
Software	4,674	5,027
Furniture and fixtures	4,294	4,700
Construction in progress	203	570

	57,108	63,965
Less accumulated depreciation and amortization	(21,836)	(32,309)

	$35,272	$31,656

Depreciation expense (including amortization of leasehold improvements) was $3,110,000 and $3,659,000 for the three months ended March 31, 2013 and 2014, respectively, and $8,560,000 and $10,989,000 for the nine months ended March 31, 2013 and 2014, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2013	March 31, 2014
Accrued compensation	$25,146	$27,854
Accrued warranty expense	5,241	5,853
Accrued other liabilities	14,038	13,179

	$44,425	$46,886

Long-term Other Liabilities

Long-term other liabilities consisted of the following (in thousands):

	June 30, 2013	March 31, 2014
Long-term deferred rent	$9,209	$8,615
Long-term deferred tax liability	4,900	4,648
Long-term other liabilities	5,312	1,937

	$19,421	$15,200

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company classifies its money market funds as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available.

The fair value of the Company’s money market funds was as follows (in thousands):

	Fair Value Measurements as of June 30, 2013
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$202,244	$—	$—	$202,244

	Fair Value Measurements as of March 31, 2014
Description	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$202,322	$—	$—	$202,322

Fair Value of Other Financial Instruments

The carrying amounts of the Company’s accounts receivable, accounts payable, accrued liabilities, and other liabilities approximate their fair values due to the short maturities of these assets and liabilities.

4. Acquisitions

NexGen Storage, Inc.

On April 24, 2013, the Company acquired 100% of the stock of NexGen Storage, Inc., (“NexGen”), a developer of hybrid storage systems based in Louisville, Colorado, pursuant to the Merger Agreement dated April 24, 2013. The consideration transferred was $110,737,000, consisting of (i) $108,973,000 in cash, (ii) $1,418,000 in assumed stock options, and (iii) $346,000 related to the elimination of intercompany balances. Of the cash consideration, $17,854,000 of cash was deposited in escrow as partial security for the indemnification obligations of the NexGen stockholders pursuant to the Merger Agreement, before being released in full from escrow in May 2014.

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

Subsequent to the acquisition, the Company will recognize, over the underlying future service period, up to approximately $23,701,000 of compensation expense related to the fair value of the cash, restricted stock, and the assumed stock-based awards. As of March 31, 2014, the Company had $15,505,000 of unrecognized compensation expense related to these awards.

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

For the three and nine months ended March 31, 2014, the Company recorded revenue associated with NexGen of approximately $1,423,000 and $4,107,000, respectively. For the three and nine months ended March 31, 2014, operating expenses associated with NexGen were approximately $6,610,000 and $19,970,000, respectively, of which approximately $1,899,000 and $6,222,000 related to stock-based compensation expense, respectively, and approximately $1,019,000 and $3,056,000 related to amortization of acquired intangible assets.

ID7 Entities

On March 13, 2013, the Company acquired 100% of the stock of the ID7 Entities for total cash consideration of approximately $5,869,000. The ID7 Entities, located in England and Wales, are the primary developers of the SCST storage subsystem enabling enhanced shared storage software functionality for any Linux server or appliance. Accordingly, the assets, liabilities, and operating results of the ID7 Entities are reflected in the Company’s condensed consolidated financial statements following the date of acquisition. Of the cash consideration, the Company retained $1,500,000 as partial security for indemnification obligations of shareholders as part of this acquisition. This restricted cash amount, less any indemnification claims, will be paid in September 2014 (see Note 1). In connection with the acquisition, the Company issued 135,131 shares of its common stock to the former shareholders of the ID7 Entities, which is subject to a repurchase right, that lapse 25% after one year and the remaining 75% in 12 equal quarterly installments thereafter. Subsequent to the acquisition, the Company will recognize over the underlying future service period up to approximately $2,367,000 of stock-based compensation expense related to the fair value of the restricted stock awards. As of March 31, 2014, the Company had $1,439,000 of unrecognized compensation expense related to these awards. The fair value of the common stock was $17.52 and is based on the closing trading price of the Company’s common stock on the date of acquisition.

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

The Company’s allocation of consideration transferred for the ID7 Entities is as follows (in thousands):

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Revenue	$88,548	$100,528	$327,869	$281,322
Loss from operations	(34,494)	(30,262)	(30,049)	(79,024)
Net loss	(25,866)	(30,654)	(31,061)	(79,851)
Net loss per share, basic	$(0.26)	$(0.29)	$(0.32)	$(0.77)
Net loss per share, diluted	$(0.26)	$(0.29)	$(0.32)	$(0.77)

Acquisition related expenses

The Company recorded acquisition related expenses of approximately $559,000 for the three and nine months ended March 31, 2013, and $0 and $36,000 for the three and nine months ended March 31, 2014, respectively, which were recorded in general and administrative expenses.

5. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill consist of the following (in thousands):

Total
Balance as of June 30, 2013	$149,467
Current period acquisitions	—

Balance as of March 31, 2014	$149,467

The Company’s goodwill related to the acquisition of NexGen is not deductible for income tax purposes. The Company’s goodwill related to the acquisition of the ID7 Entities is deductible for income tax purposes.

The Company’s intangible assets and related accumulated amortization consisted of the following as of March 31, 2014 (in thousands):

	Weighted- Average Useful Life	Cost	Accumulated Amortization	Net
Developed technology	4 years	$31,400	$(11,995)	$19,405
Licensed technology	3 years	2,784	(1,203)	1,581
Trade names	2 years	520	(244)	276
Customer relationships	6 years	390	(61)	329

Total intangible assets	4 years	$35,094	$(13,503)	$21,591

Amortization expense related to intangible assets was $896,000 and $2,213,000 for the three months ended March 31, 2013 and 2014, respectively, and $2,208,000 and $6,677,000 for the nine months ended March 31, 2013 and 2014, respectively. Estimated amortization expense in future periods for intangible assets subject to amortization is as follows (in thousands):

Fiscal Year Ending June 30,	Total
Remaining 2014	$2,212
2015	8,804
2016	6,257
2017	4,200
2018	65
Thereafter	53

$21,591

6. Long-term Obligations

Revolving Line of Credit

In September 2013, the Company entered into a Revolving Line of Credit with a financial institution. The Revolving Line of Credit allows the Company to borrow up to a limit of $25,000,000, with a $25,000,000 letter of credit sub-facility. The Revolving Line of Credit contains an option to increase the lending commitments, subject to certain requirements, with the financial institution and/or new lenders to provide up to an aggregate of $75,000,000 in additional lending commitments. Loan proceeds may be used for general corporate purposes, and the Company may prepay and/or reborrow revolving loans under the Revolving Line of Credit in whole or in part at any time without premium or penalty. As of March 31, 2014, the Company had no outstanding revolving loans under the credit agreement and an aggregate face amount of $3,000,000 in undrawn letters of credit under the Revolving Line of Credit (see Note 9).

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

As of March 31, 2014, the Company was in compliance with all covenants.

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

The components of the Company’s income tax expense or benefit include state income taxes, foreign income taxes, and effects of stock-based awards. Income tax benefit was approximately $8,422,000 for the three months ended March 31, 2013, or approximately 30% of loss before income taxes, and income tax expense was $343,000 for the three months ended March 31, 2014, or approximately (1)% of loss before income taxes. Income tax expense was approximately $1,407,000 and $944,000 for the nine months ended March 31, 2013 and 2014, respectively, or (11)% and (1)% of loss before income taxes, respectively. The negative effective tax rates are a result of the fact that the Company recorded a provision for income taxes on year-to-date losses. As compared to the same period last year, the Company’s negative effective tax rate for the nine months ended March 31, 2014 decreased primarily due to an increase in the loss before income taxes. The effective tax rate for the three and nine months ended March 31, 2014 differs from the U.S. federal statutory rate of 35% primarily due to the Company’s full valuation allowance against its net deferred tax assets.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s federal income tax return for fiscal 2012 and payroll tax returns for calendar 2012 and 2013 are currently under audit by the Internal Revenue Service (the “IRS”). Although timing of the resolution and/or closure of audits is not certain, it is reasonably possible that over the next twelve-month period, the Company may experience an increase or decrease in unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time. While the Company regularly assesses the likelihood of adverse outcomes from such examinations and the adequacy of its provision for income taxes, there can be no assurance that such provision is sufficient or that a determination by a tax authority in any of these examinations will not have an adverse effect on the Company’s business, financial condition, and results of operations. No significant state or foreign income tax returns are currently under examination.

The Company is subject to income taxes in various U.S. and foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. During the nine months ended March 31, 2014, the aggregate change in the total gross amount of unrecognized tax benefits was as follows (in thousands):

Total
Balance as of June 30, 2013	$6,047
Increase in unrecognized tax benefits related to current year	1,417

Balance as of March 31, 2014	$7,464

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1,480,000. The Company does not anticipate any significant change of its uncertain tax positions within fiscal 2014, and the Company does not anticipate any events which could cause a change to these uncertainties.

As of March 31, 2014, the Company had federal net operating loss carryforwards of $378,358,000, of which $314,875,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. Additionally, the Company had state net operating loss carryforwards of $316,873,000, of which $230,998,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. The Company also had federal research and development tax credit carryforwards of $7,591,000. Additionally, the Company had state research and development tax credit carryforwards of $4,225,000, of which $493,000 related to stock option deductions claimed for tax purposes greater than the deductions claimed for book purposes. In the future, the Company intends to utilize any carryforwards available to reduce its tax payments.

During the three months ended March 31, 2013, the Company reduced the tax benefit previously recorded directly to equity through the six months ended December 31, 2012 by $8,945,000. The Company recorded directly to equity a tax benefit of approximately $3,000 for the three months ended March 31, 2014 and $448,000 and $8,000 for the nine months ended March 31, 2013 and 2014, respectively, related to certain tax deductions for stock-based awards.

8. Stockholders’ Equity

Equity Incentive Plans

On July 1, 2013, the number of authorized shares of common stock available for issuance under the 2011 Equity Incentive Plan (the “2011 Plan”) was increased by 4,952,076 shares in accordance with the provisions of the 2011 Plan. As of March 31, 2014, a total of 12,557,537 shares of common stock were available for grant under the 2011 Plan.

Stock option activity for all the Equity Incentive Plans for the nine months ended March 31, 2014 was as follows:

	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Term (in Years)	Aggregate Intrinsic Value (1)
				(in thousands)
Outstanding as of June 30, 2013	17,265,304	$6.92
Granted	3,228,100	9.43
Exercised	(7,248,059)	1.74
Canceled	(1,921,297)	11.41

Outstanding as of March 31, 2014	11,324,048	$10.20	6.61	$41,215

Vested and expected to vest as of March 31, 2014	10,570,941	$10.09	6.55	$39,952

Vested and exercisable as of March 31, 2014	5,139,296	$10.46	6.45	$25,307

(1)	The aggregate intrinsic value is the amount that the fair market value of the Company’s common stock as of March 31, 2014 exceeds the exercise price of the underlying stock option awards.

Employee Stock Options

Additional per share information related to stock options granted to employees was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Weighted-average grant date fair value — granted	$—	$5.26	$15.35	$5.15
Weighted-average grant date fair value — forfeited	11.70	6.22	10.68	7.03

The aggregate intrinsic value of stock options exercised was $10,224,000 and $8,366,000 for the three months ended March 31, 2013 and 2014, respectively, and $71,105,000 and $77,771,000 for the nine months ended March 31, 2013 and 2014, respectively, which reflected the excess between the exercise prices of the underlying stock option awards and the fair value of the Company’s common stock on the date of exercise.

The Company recorded stock-based compensation expense related to employee stock options of approximately $4,426,000 and $3,405,000 for the three months ended March 31, 2013 and 2014, respectively, and $14,598,000 and $10,789,000 for the nine months ended March 31, 2013 and 2014, respectively. As of March 31, 2014, there was $31,935,000 of total unrecognized compensation expense related to unvested employee stock options, which is expected to be recognized over a weighted-average service period of 2.7 years.

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

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to employee stock options:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Expected volatility	—	59.2%	61.4–63.1%	59.2–62.3%
Expected term (in years)	—	4.6	4.5–5.4	4.4–4.6
Risk-free interest rate	—	1.6%	0.6–0.7%	1.3–1.7%
Expected dividends	—	—	—	—

Restricted Stock Units and Restricted Stock Awards

The following table summarizes activity during the nine months ended March 31, 2014 related to RSUs and RSAs:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested RSUs and RSAs as of June 30, 2013	4,137,846	$20.78
Granted	2,477,010	10.94
Vested	(1,104,833)	21.12
Forfeited	(6,187)	25.03
Canceled	(1,307,629)	19.11

Unvested RSUs and RSAs as of March 31, 2014	4,196,207	$16.38

The Company recorded stock-based compensation expense related to employee RSUs and RSAs of approximately $6,518,000 and $5,569,000 for the three months ended March 31, 2013 and 2014, respectively, and $18,204,000 and $15,202,000 for the nine months ended March 31, 2013 and 2014, respectively. As of March 31, 2014, there was approximately $54,605,000 of total unrecognized compensation cost related to unvested employee RSUs and RSAs. This unrecognized compensation cost is equal to the fair value of RSUs and RSAs expected to vest and will be recognized over a weighted-average period of 2.8 years.

Non-employee Stock Awards

The Company from time to time grants options to purchase common stock and RSUs to non-employees for advisory and consulting services. The Company estimates the fair value of non-employee stock options using the Black-Scholes-Merton option pricing formula at each balance sheet date and records expense ratably over the vesting period of each stock option award. The Company recorded stock-based compensation expense related to these non-employee stock options of $828,000 and $996,000 for the three months ended March 31, 2013 and 2014, respectively, and $5,348,000 and $3,248,000 for the nine months ended March 31, 2013 and 2014, respectively. In addition, the Company recorded stock-based compensation expense related to non-employee RSUs of $23,000 and $741,000 for the three months ended March 31, 2013 and 2014, and $43,000 and $2,098,000 for the nine months ended March 31, 2013 and 2014, respectively. As of March 31, 2014, there was $1,359,000 of total unrecognized compensation expense related to unvested non-employee stock awards, which is expected to be recognized over a weighted-average service period of 0.3 years.

In May 2013, the Company entered into separation agreements with its former Chief Executive Officer and Chief Marketing Officer under which they will provide advisory services to the Company for the 12-month period following the date of their respective resignation. In conjunction with their continued service, the vesting of their awards has been modified such that all awards will be vested in full at the completion of the 12-month service period, subject to their executing (and not revoking) a supplemental release at the end of the 12-month term. As a result, the Company modified the vesting of 1,176,249 stock options and 267,500 RSUs. The Company recognized approximately $1,665,000 and $5,224,000 of stock-based compensation expense related to these modified awards for the three and nine months ended March 31, 2014, respectively. As of March 31, 2014, there was approximately $1,110,000 of unrecognized compensation expense related to the modified awards, which is expected to be recognized ratably through May 2014.

The following table presents the assumptions used in the Black-Scholes-Merton pricing model related to non-employee stock options:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Expected volatility	59.8–60.0%	40.6–50.6%	59.8–61.8%	40.6–65.3%
Expected term (in years)	6.2–8.2	0.3–1.3	5.8–8.7	0.3–7.3
Risk-free interest rate	1.5–1.9%	0.1%	1.3–1.9%	0.1–2.5%
Expected dividends	—	—	—	—

Repurchases of Vested Restricted Stock Units

The Company is required to withhold minimum statutory taxes related to the vesting of RSUs. The Company has elected to facilitate the tax withholding through a net issuance at the time of vesting. The Company then remits the amount of taxes owed by the employee to the appropriate taxing authority. As a result, the Company effectively repurchased a total of 131,276 and 250,077 shares of common stock related to employee tax withholding obligations during the nine months ended March 31, 2013 and 2014. As a result, the Company recorded approximately $2,715,000 and $2,661,000 as a financing activity in the condensed consolidated statements of cash flows for the nine months ended March 31, 2013 and 2014, respectively.

Employee Stock Purchase Plan

On July 1, 2013, the number of authorized shares available for issuance under the 2011 Employee Stock Purchase Plan (the “ESPP”) was increased by 990,415 shares in accordance with the provisions of the ESPP. During the nine months ended March 31, 2014, the Company issued 755,390 shares of common stock under the ESPP. As of March 31, 2014, a total of 1,098,904 shares of common stock were reserved for future issuance under the ESPP.

On November 21, 2013, the ESPP was amended and restated to increase the offering period from six months to twelve months. Eligible employees are able to purchase a maximum of 1,500 shares during each six-month purchase period at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the purchase period. These changes were effective February 18, 2014.

The Company recorded stock-based compensation expense related to the ESPP of approximately $1,313,000 and $718,000 for the three months ended March 31, 2013 and 2014, respectively, and $2,733,000 and $2,481,000 for the nine months ended March 31, 2013 and 2014, respectively.

Stock-based Compensation Expense

Total stock-based compensation expense was classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Cost of revenue	$132	$156	$269	$469
Sales and marketing	2,663	3,062	7,370	8,016
Research and development	4,891	4,453	13,979	12,519
General and administrative	5,422	3,758	19,308	12,814

Total stock-based compensation	$13,108	$11,429	$40,926	$33,818

9. Commitments and Contingencies

Letters of Credit

As of June 30, 2013 and March 31, 2014, the Company had a total of $3,360,000 and $3,179,000, respectively, in letters of credit outstanding with financial institutions. These outstanding letters of credit were issued for purposes of securing the Company’s obligations under facility leases. Of these amounts, the Company recorded $3,360,000 and $179,000 as restricted cash on the condensed consolidated balance sheets as of June 30, 2013 and March 31, 2014, respectively, as the amounts relate to outstanding letters of credit collateralized by a portion of the Company’s cash (see Note 1). The remaining $3,000,000 in outstanding letters of credit as of March 31, 2014 is collateralized by the Company’s Revolving Line of Credit (see Note 6).

Leases

Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Fiscal Year Ending June 30,	Total
Remaining 2014	$1,854
2015	6,857
2016	6,827
2017	6,769
2018	6,754
Thereafter	17,867

Total	$46,928

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

Rent expense was $1,860,000 and $2,083,000 for the three months ended March 31, 2013 and 2014, respectively, and $5,329,000 and $6,121,000 for the nine months ended March 31, 2013 and 2014, respectively.

Purchase Commitments

In February 2014, the Company amended its purchase agreement with one of its suppliers to purchase a minimum amount of raw materials inventory through December 2014. This agreement provides for a termination fee based on a percentage of the amount of raw materials inventory not taken under the commitment. As of March 31, 2014, approximately $111,018,000 remains outstanding under this commitment.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2013 and March 31, 2014.

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

Legal Matters

Securities Class Action Litigation

Beginning on November 19, 2013, the Company and certain of its current and former officers were named in three putative class action lawsuits filed in the United States District Court for the Northern District of California (Denenberg v. Fusion-io, Inc. et al.; Miami Police Relief & Pension Fund v. Fusion-io, Inc. et al.; Marriott v. Fusion-io, Inc. et al.). Two of the complaints are allegedly brought on behalf of a class of purchasers of the Company’s common stock between August 10, 2012 and October 23, 2013, and one is brought on behalf of a purported class of purchasers between January 25, 2012 and October 23, 2013. The complaints generally allege violations of the federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.

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

Shareholder Derivative Litigation

Beginning on November 26, 2013, the Company was named as a nominal defendant, and certain of its current and former officers and directors were named as individual defendants, in four purported shareholder derivative lawsuits arising out of the same general events alleged in the class action suits (Byerley v. Robison et al.; The Police Retirement System of St. Louis v. Flynn et al.; Mandigo v. Robison et al.; Zaltsberg v. Flynn, et al.). The complaints were filed in the Third Judicial District Court of Salt Lake County, Utah, the United States District Court for the Northern District of California, and the Superior Court of California for the County of Santa Clara, and generally allege that the individual defendants breached various fiduciary duties owed to the Company and were unjustly enriched. The complaints seek, among other things, restitution of all profits and compensation allegedly obtained as a result of the aforesaid conduct, improvement of the Company’s corporate governance and internal procedures, and attorneys’ fees and costs. On May 1, 2014, the Company and the individual defendants moved to dismiss the derivative action pending in the United States District Court for the Northern District of California.

Patent Litigation

On December 5, 2013, e.Digital Corporation (“e.Digital”) filed a lawsuit in U.S. District Court for the Southern District of California against the Company. e.Digital filed a total of 41 suits in December 2013 and January 2014 asserting infringement of the same single claim of the same patent. The complaint alleges that the Company’s flash memory products infringe U.S. Patent No. 5,839,108. The complaint seeks damages as well as a permanent injunction against the Company. The Company has limited information about the specific infringement allegations, but they appear to focus on a single method claim for managing flash memory. The court has scheduled a Claim Construction hearing for December 12, 2014. Trial is expected to commence in June 2015. Based on the Company’s preliminary investigation of the patent identified in the complaint, the Company does not believe its products infringe any valid or enforceable claim of this patent. The Company will vigorously defend the lawsuit.

On February 7, 2012, Entorian Technologies L.P. (“Entorian Technologies”), filed a lawsuit in the U.S. District Court for the District of Utah against the Company, alleging that memory stacks included in some of the Company’s products infringe U.S. Patent No. 5,420,751, or the ‘751 patent, which expired in May 2012. Polystak, Inc. is the Company’s third-party supplier of the accused memory stack component. On March 1, 2012, Polystak filed a lawsuit against Entorian Technologies in the U.S. District Court for the Northern District of California, alleging that the ‘751 patent is invalid, and that Polystak’s memory stacks do not infringe the ‘751 patent. On March 8, 2012, Entorian Technologies dismissed the lawsuit against the Company in Utah. On March 9, 2012, Entorian Technologies filed a counterclaim against the Company and Polystak in the Northern District of California lawsuit, alleging infringement of the ‘751 patent. On April 15, 2014, the parties resolved this matter pursuant to a confidential agreement that releases the Company from past claims. Although the Company continues to dispute that its products infringe any valid claims of the ‘751 patent, the settlement enables the Company to avoid further diversion of management resources. On April 28, 2014, the U.S. District Court for the Northern District of California approved the parties’ joint motion to dismiss the matter with prejudice.

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

Based on the Company’s preliminary investigations of the patents identified above, the Company does not believe that its products infringe any valid or enforceable claim of the patents at issue in those complaints. With respect to the Internet Machines complaints, the Company’s third-party supplier has agreed to indemnify and defend the Company. Based on currently available information, the Company does not believe that resolution of these matters will have a material adverse effect on its financial condition, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and there can be no assurances that the Company will be successful or that any such lawsuit would not have a material adverse impact on the Company’s business, financial condition, cash flows, and results of operations in a particular period. Any claims or proceedings against the Company, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity, and other factors.

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

Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the views of our management regarding current expectations and projections about future events and are based on currently available information. These forward-looking statements include, but are not limited to, statements concerning our possible or assumed future results of operations, business strategies, financing plans, technological leadership, market opportunity, expectations regarding product acceptance, ability to innovate new products and bring them to market in a timely manner, ability to successfully increase sales of our software offerings as part of our overall sales strategy, expectations concerning our technologies, products and solutions, including our current ioMemory-based ioDrive, ioScale, ioFX and ION Accelerator product lines, our virtualization acceleration software, and our ioControl hybrid storage system, competitive position and the effects of competition, industry environment, the impact of recent management changes, potential growth opportunities, ability to expand internationally, ability to expand in adjacent markets, the impact of quarterly fluctuations of revenue and operating results, changes to and expectations concerning gross margin, expectations concerning relationships with third parties, including channel partners, key customers and original equipment manufacturers, or OEMs, expectations regarding future revenues from our customers, levels of capital expenditures, future capital requirements and availability to fund operations and growth, the adequacy of facilities, impact and expectations concerning our acquisitions of the ID7 Ltd. and SCST Limited, or ID7 Entities, and NexGen Storage, Inc., or NexGen, the adequacy of our intellectual property rights, expectations concerning pending legal proceedings and related costs, the sufficiency of our issued patents and patent applications to protect our intellectual property rights, the effects of a natural disaster on us or our suppliers, our ability to resell inventory that we cannot use in our products due to obsolescence, our ability to maintain or grow our sales through OEMs and other channel partners and to maintain our relationships with those channel partners, including the timely qualification of our products for promotion and sale through those channels, particularly OEMs, OEMs continuing to design our products into their products, the importance of software innovation, the results of our tax examinations, and volatility regarding our provision for income tax and other accounting estimates. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms.

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

Overview

We provide solutions for enterprises, hyperscale, and small to medium enterprise markets that accelerate databases, virtualization, cloud computing, big data, information systems, and the applications that help drive business from the smallest e-tailers to some of the world’s largest data centers, social media leaders, and Fortune Global 500 businesses. Our unique integration of flash hardware and value-added software enables the acceleration of customer applications and significantly increases datacenter and computer-based information system efficiency, with enterprise-grade performance, reliability, availability, and manageability. Our solutions can be deployed directly in servers, in virtualized servers, or as integrated storage appliances.

We were incorporated in December 2005 and have experienced significant growth since inception. Our growth has included significant increases in end-customers, OEM partners, and channel partners. We have also invested in new products, including those from acquisitions, and investments in our product roadmap and business operations.

We sell our products through our global direct sales force, OEMs, including Cisco, Dell, Fujitsu, HP, IBM, Lenovo, Supermicro, and other channel partners. Some of our OEMs and channel partners integrate our platform into their own proprietary product offerings. Our primary sales office is located in San Jose, California, and we also have additional sales presence in North America, Europe, and Asia.

Large purchases by a limited number of customers, including OEMs and resellers who sell to end-customers, have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Customers that accounted for 10% or more of our revenue represented 61% and 60% of revenue for the three months ended March 31, 2013 and 2014, respectively, and 62% and 56% of revenue for the nine months ended March 31, 2013 and 2014, respectively. Revenue from the 10 largest customers in each period, including the applicable OEMs, accounted for approximately 83% and 84% of revenue for the three months ended March 31, 2013 and 2014, respectively, and 85% and 79% of revenue for the nine months ended March 31, 2013 and 2014, respectively. As a result of our revenue concentrations, our quarterly and annual revenue, gross margin, and operating results are likely to fluctuate in the future and will be difficult to estimate. We expect that sales to a limited number of customers will continue to contribute materially to our revenue for the foreseeable future. As our solutions become more broadly deployed in the market place and the number of our end-customers increases, we expect to have a broader customer base to support the continued growth of our business.

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

We believe that extending our solutions through software and hardware innovation will be critical to achieving broader market acceptance and to maintaining or increasing our gross margins. In this regard, our ioTurbine virtualization and direct acceleration software, ION Accelerator software, ioVDI virtual desktop acceleration, ioControl hybrid storage software, ioSphere management software, and specialized storage memory programming software interface extensions that allow Integrated Software Vendors to develop, integrate, and add significant value to applications using our solutions are important strategic investments that differentiate our products from competitors. We invest in hardware qualification so that we can apply the value of our software to new non-volatile technologies as they become available. We also invest in new hardware controllers to ensure that our products are competitive in performance, reliability, power, and density.

Our ioMemory technology with virtual storage layer, or VSL, forms the basis of our ioDrive, ioScale, and ioFX product offerings. Our ioMemory is designed as a portfolio of upgradeable design modules, enabling faster time-to-market and increased extensibility, and it provides server-based storage class memory, low access latency, field upgradeability, deep error correction, self-healing protection, and native PCI-Express connectivity. Our second generation ioMemory technology supports the latest NAND geometries, significantly increases performance and capacity, improves reliability and cost while retaining the ability to build storage systems of varying capacity, performance, and form factors. At the heart of the ioMemory technology is our proprietary field programmable data path controller. It connects a large array of non-volatile memory chips natively to the server’s PCI-Express 1.0 or 2.0 peripheral bus, and addresses the innate reliability issues of non-volatile memory with our error correction architecture and Adaptive Flashback Protection, an advanced chip-level fault tolerance technology, which is capable of restoring, correcting, and resurrecting lost data in the flash-based storage sub-system.

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

As a consequence of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenue and other operating results, including gross margin and operating expenses as a percentage of our revenue should not be relied upon as indications of future performance. Although we have in prior years experienced significant percentage growth in our revenue, we do not believe that this historical growth is indicative of future growth.

Components of Condensed Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of our storage memory products and support services. We sell our solutions through our global direct sales force, OEMs, and other channel partners. We provide our support services pursuant to support contracts, which involve hardware support, software support, and software upgrades on a when-and-if available basis for a period of one to five years. We recorded services, support, and maintenance revenue of $9.0 million and $6.8 million for the three months ended March 31, 2013 and 2014, respectively, and $25.5 million and $23.9 million for the nine months ended March 31, 2013 and 2014, respectively. For the periods presented, our software revenue was not significant to our condensed consolidated statements of operations.

Cost of Revenue

Cost of revenue consists primarily of material costs including amounts paid to our suppliers and contract manufacturers for hardware components and assembly of those components into our products. The largest portion of our cost of revenue consists of the cost of non-volatile memory components. To secure supply and pricing for these non-volatile memory components, from time to time we may enter into short-term supply contracts. Given the commodity nature of other component parts, neither we nor our contract manufacturers enter into long-term supply contracts for our product components, which can cause our cost of revenue to fluctuate. Cost of revenue is recorded when the related product revenue is recognized. Cost of revenue also includes costs related to carrying value adjustments recorded for excess, obsolete, and lower of cost or market inventory, allocated personnel expenses related to customer support, amortization of intangible assets, manufacturing operations, warranty costs, and costs of shipping.

Operating Expenses

The largest component of our operating expenses is personnel costs, consisting of salaries, benefits, and incentive compensation for our employees, which includes stock-based compensation.

Certain expense amounts previously reported in the condensed consolidated statements of operations for the three and nine months ended March 31, 2013 have been reclassified to reflect an adjustment to the method in which we allocate information technology and facility costs and to conform to fiscal 2014 presentation. As a result of the reclassifications, for the three and nine months ended March 31, 2013, cost of revenue increased by $0.1 million and $0.3 million, respectively, sales and marketing expenses increased by $0.9 million and $2.4 million, respectively, research and development expenses increased by $1.0 million and $2.8 million, respectively, and general and administrative expenses decreased by $2.0 million and $5.5 million, respectively. The net effect of these reclassifications did not impact the amounts previously reported as loss from operations and net loss.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including incentive compensation, tradeshow and lead-generation costs, travel-related costs, allocated facilities and other costs, depreciation associated with sales and marketing acquired assets, contract labor and consulting expenses associated with sales and marketing activities, and amortization of certain intangible assets.

Research and Development

Research and development expenses consist primarily of personnel costs, including incentive compensation, depreciation associated with research and development acquired assets, contract labor and consulting services, allocated facilities and other costs, amortization of certain intangible assets, travel-related costs, and prototype expenses. We expense research and development costs as incurred.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including incentive compensation, depreciation expense, legal and professional fees, contract labor and consulting services, finance and accounting expenses, allocated facilities and other costs for our executive, finance, human resources, information technology, and legal organizations.

Other Income (Expense), net

Other income (expense), net consists of transactional foreign currency gains and losses, interest expense, and interest income.

Trends in Our Business

Gross Margin

Our gross margin will vary due to product mix, pricing, cost of materials, and product transition. We currently anticipate gross margin to remain relatively flat in the near term primarily as a result of our growth strategy and product mix.

Operating Expenses

We expect operating expenses to remain relatively flat in absolute dollars in the near term.

Results of Operations

Revenue

The following table presents our revenue for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2013	2014	$	%	2013	2014	$	%
Revenue	$87,650	$100,528	$12,878	15%	$326,334	$281,322	$(45,012)	(14)%

Revenue increased $12.9 million from the three months ended March 31, 2013 to the three months ended March 31, 2014, and decreased $45.0 million from the nine months ended March 31, 2013 to the nine months ended March 31, 2014, primarily due to variations in the overall volume of our products shipped.

Customers that accounted for 10% or more of our revenue represented 61% and 60% of revenue for the three months ended March 31, 2013 and 2014, respectively, and 62% and 56% of revenue for the nine months ended March 31, 2013 and 2014, respectively. Revenue from the 10 largest customers, including the applicable OEMs, for the periods presented was 83% and 84% of revenue for the three months ended March 31, 2013 and 2014, respectively, and 85% and 79% of revenue for the nine months ended March 31, 2013 and 2014, respectively. Revenue recognized from sales with a ship-to location outside of the United States was 50% and 31% of revenue for the three months ended March 31, 2013 and 2014, respectively, and 44% and 34% of revenue for the nine months ended March 31, 2013 and 2014, respectively.

Cost of Revenue and Gross Margin

The following table presents our cost of revenue, gross profit, and gross margin for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2013	2014	$	%	2013	2014	$	%
Cost of revenue	$39,521	$49,291	$9,770	25%	$133,734	$127,319	$(6,415)	(5)%
Gross profit	48,129	51,237	$3,108	6%	192,600	154,003	$(38,597)	(20)%
Gross margin	55%	51%			59%	55%

Cost of revenue increased $9.8 million and gross profit increased $3.1 million from the three months ended March 31, 2013 compared to the three months ended March 31, 2014, and cost of revenue decreased $6.4 million and gross profit decreased $38.6 million from the nine months ended March 31, 2013 compared to the nine months ended March 31, 2014. These changes were primarily due to pricing and variations in the volume of our products shipped. Gross margin decreased period over period primarily from excess, obsolete, and lower of cost or market inventory adjustments and amortization of intangible assets acquired in fiscal 2013, partially offset by product mix and material costs.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2013	2014	$	%	2013	2014	$	%
Sales and marketing	$33,584	$39,334	$5,750	17%	$88,837	$109,621	$20,784	23%

Sales and marketing expenses increased $5.8 million from the three months ended March 31, 2013 compared to the three months ended March 31, 2014, primarily due to a $5.9 million increase in personnel-related costs, including a $0.8 million increase in sales commissions.

Sales and marketing expenses increased $20.8 million from the nine months ended March 31, 2013 compared to the nine months ended March 31, 2014, primarily due to a $19.9 million increase in personnel-related costs, including a $4.3 million increase in sales commissions. The increase was also due to a $1.0 million increase in travel costs.

Research and Development

The following table presents our research and development expenses for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2013	2014	$	%	2013	2014	$	%
Research and development	$26,035	$30,548	$4,513	17%	$71,767	$86,746	$14,979	21%

Research and development expenses increased $4.5 million from the three months ended March 31, 2013 compared to the three months ended March 31, 2014, primarily due to an increase in research and development personnel, resulting in a $3.8 million increase in personnel-related costs. The increase was also due to a $1.0 million increase in depreciation expense and loss on the disposal of assets and a $0.6 million increase in manufacturing costs for new product prototypes, offset by a $0.7 million decrease in consulting services.

Research and development expenses increased $15.0 million from the nine months ended March 31, 2013 compared to the nine months ended March 31, 2014, primarily due to an increase in research and development personnel, resulting in a $12.0 million increase in personnel-related costs. The increase was also due to a $1.8 million increase in depreciation expense, a $0.6 million increase in software related expenses, and a $0.5 million increase in loss on the disposal of assets.

General and Administrative

The following table presents our general and administrative expenses for the periods indicated and related changes as to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2013	2014	$	%	2013	2014	$	%
General and administrative	$16,977	$11,617	$(5,360)	(32)%	$45,120	$36,660	$(8,460)	(19)%

General and administrative expenses decreased $5.4 million from the three months ended March 31, 2013 compared to the three months ended March 31, 2014, primarily due to litigation settlement related expenses of $2.8 million incurred in fiscal 2013, a decrease in other legal fees of $1.8 million, and lower stock-based compensation expense of $1.8 million resulting mainly from management transition, offset by an increase in software and small equipment expenses of $0.7 million.

General and administrative expenses decreased $8.5 million from the nine months ended March 31, 2013 compared to the nine months ended March 31, 2014, primarily due to lower stock-based compensation expense of $6.7 million resulting mainly from management transition, a decrease in other legal fees of $2.9 million, and litigation settlement related expenses of $2.8 million incurred in fiscal 2013, offset by increases in software expense of $0.9 million, depreciation expense of $0.6 million, professional fees of $0.6 million, consulting services of $0.5 million, and other general and administrative expenses.

Other Income (Expense), net

The following table presents our other income (expense), net for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2013	2014	$	%	2013	2014	$	%
Other income (expense), net	$(2)	$(49)	$(47)	(24)%	$149	$117	$(32)	(21)%

Other income (expense), net changed by less than $0.1 million from the three months ended March 31, 2013 compared to the three months ended March 31, 2014, primarily due to decreased interest income offset by foreign currency exchange rate variances.

Other (expense) income, net changed by less than $0.1 million from the nine months ended March 31, 2013 compared to the nine months ended March 31, 2014, primarily due to decreased interest income offset by foreign currency exchange rate variances.

Income Tax Benefit (Expense)

The following table presents our income tax benefit (expense) for the periods indicated and related changes as compared to the prior periods (dollars in thousands):

	Three Months Ended March 31,		Change in		Nine Months Ended March 31,		Change in
	2013	2014	$	%	2013	2014	$	%
Income tax benefit (expense)	$8,422	$(343)	$(8,765)	(104)%	$(1,407)	$(944)	$463	33%

Income tax benefit (expense) changed by $8.8 million from the three months ended March 31, 2013 compared to the three months ended March 31, 2014 primarily due to a change in the trend of our quarterly income (loss) before income taxes in fiscal 2013, and by $0.5 million from the nine months ended March 31, 2013 compared to the nine months ended March 31, 2014, primarily due to an increase in the current period operating loss. The provision for income taxes for the three and nine months ended March 31, 2014 was comprised primarily of foreign and state income taxes.

Financial Position, Liquidity and Capital Resources

Primary Sources of Liquidity

As of March 31, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $225.1 million, net accounts receivable of $74.2 million, and amounts available under our revolving line of credit of approximately $22.0 million. We had working capital of $289.0 million as of March 31, 2014.

Historically, our primary sources of liquidity have been from customer payments for our products and services, and the issuance of common stock.

Cash Flow Analysis

	Nine Months Ended March 31,
	2013	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$45,812	$(22,900)
Investing activities	(16,759)	(8,732)
Financing activities	4,362	18,409

Operating Activities

Our operating cash flow primarily depends on the timing and amount of cash receipts from our customers, inventory purchases, and payments for operating expenses.

Our net cash provided by operating activities for the nine months ended March 31, 2013 was $45.8 million. During this period, cash collected from our customers exceeded our operating cash outflows, which consisted primarily of purchases of inventory and personnel-related costs.

Our net cash used in operating activities for the nine months ended March 31, 2014 was $22.9 million. During this period, our cash used in operating activities was primarily the result of our net loss of $79.9 million, operating cash outflows, which included purchases of inventory in anticipation of product releases.

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

During the nine months ended March 31, 2014, our net cash used in investing activities was $8.7 million for purchases of property and equipment.

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

We generated $18.4 million of net cash from financing activities for the nine months ended March 31, 2014, primarily due to $17.9 million in net proceeds from the exercise of stock options and our employee stock purchase plan, reduced restricted cash of $3.2 million as a result of the majority of our letters of credit being collateralized by our line of credit entered into during the nine months ended March 31, 2014, all offset by $2.7 million in net issuance of restricted stock awards and restricted stock units, net of repurchases.

Revolving Line of Credit

In September 2013, we entered into a credit agreement, or the revolving line of credit, with a financial institution. The revolving line of credit allows us to borrow up to a limit of $25.0 million, with a $25.0 million letter of credit sub-facility. The revolving line of credit contains an option to increase the lending commitments, subject to certain requirements, with the financial institution and/or new lenders to provide up to an aggregate of $75.0 million in additional lending commitments. Loan proceeds may be used for general corporate purposes, and we may prepay and/or reborrow revolving loans under the revolving line of credit in whole or in part at any time without premium or penalty. As of March 31, 2014, we had no outstanding revolving loans under the credit agreement and an aggregate face amount of $3.0 million in undrawn letters of credit under the revolving line of credit.

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

As of March 31, 2014, we were in compliance with all covenants.

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

Contractual Obligations and Material Commitments

The following is a summary of our contractual obligations as of March 31, 2014 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
Operating lease obligations	$46,928	$7,012	$13,633	$13,469	$12,814
Purchase obligations(1)	111,018	111,018	—	—	—
Other contractual obligations(2)	14,063	10,042	4,021	—	—

Total	$172,009	$128,072	$17,654	$13,469	$12,814

(1)	In February 2014, we amended our purchase agreement with one of our suppliers to purchase a minimum amount of raw materials inventory through December 2014. This agreement provides for a termination fee based on a percentage of the amount of raw materials inventory not taken under the commitment. As of March 31, 2014, approximately $111.0 million remains outstanding under this commitment.
(2)	Relates to commitments resulting from our fiscal 2013 acquisitions and other agreements.

Indemnification

We have agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that provides corporate reimbursement coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we had no liabilities recorded for these agreements as of June 30, 2013 and March 31, 2014.

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

Part I. Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our international sales and marketing operations incur expenses that are denominated in foreign currencies. Although our international operations are currently immaterial compared to our operations in the United States, we expect to continue to expand our international operations which will increase our potential exposure to fluctuations in foreign currencies. Our exposures are to fluctuations in exchange rates primarily for the U.S. dollar versus the euro and the British pound. Changes in currency exchange rates could adversely affect our consolidated results of operations or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained material excess cash balances in foreign currencies. As of March 31, 2014, we had approximately $5.3 million of cash in foreign accounts. To date, we have not hedged our exposure to changes in foreign currency exchange rates and, as a result, could incur unanticipated translation gains and losses. Through March 31, 2014, all of our sales were billed in U.S. dollars and therefore not subject to direct foreign currency risk.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2014, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Action Litigation

Beginning on November 19, 2013, our company and certain of our current and former officers were named in three putative class action lawsuits filed in the United States District Court for the Northern District of California (Denenberg v. Fusion-io, Inc. et al.; Miami Police Relief & Pension Fund v. Fusion-io, Inc. et al.; Marriott v. Fusion-io, Inc. et al.). Two of the complaints are allegedly brought on behalf of a class of purchasers of our common stock between August 10, 2012 and October 23, 2013, and one is brought on behalf of a purported class of purchasers between January 25, 2012 and October 23, 2013. The complaints generally allege violations of the federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class periods. The complaints seek, among other things, compensatory damages and attorneys’ fees and costs on behalf of the putative class.

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

Shareholder Derivative Litigation

Beginning on November 26, 2013, we were named as a nominal defendant, and certain of our current and former officers and directors were named as individual defendants, in three purported shareholder derivative lawsuits arising out of the same general events alleged in the class actions suits (Byerley v. Robison et al.; The Police Retirement System of St. Louis v. Flynn et al.; Mandigo v. Robison et al.; Zaltsberg v. Flynn et al.). The complaints were filed in the Third Judicial District Court of Salt Lake County, Utah, the United States District Court for the Northern District of California, and the Superior Court of California for the County of Santa Clara, and generally allege that the individual defendants breached various fiduciary duties owed to us and were unjustly enriched. The complaints seek, among other things, restitution of all profits and compensation allegedly obtained as a result of the aforesaid conduct, improvement of our corporate governance and internal procedures, and attorneys’ fees and costs. On May 1, 2014, our company and the individual defendants moved to dismiss the derivative action pending in the United States District Court for the Northern District of California.

Patent Litigation

On December 5, 2013, e.Digital Corporation, filed a lawsuit in U.S. District Court for the Southern District of California against us. e.Digital filed a total of 41 suits in December 2013 and January 2014 asserting infringement of the same signle claim of the same patent. The complaint alleges that our flash memory products infringe U.S. Patent No. 5,839,108. The complaint seeks damages as well as a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on a single method claim for managing flash memory. The court has scheduled a Claim Construction hearing for December 12, 2014. Trial is expected to commence in June 2015. Based on our preliminary investigation of the patent identified in the complaint, we do not believe our products infringe any valid or enforceable claim of this patent. We will vigorously defend the lawsuit.

On February 7, 2012, Entorian Technologies L.P., filed a lawsuit in the U.S. District Court for the District of Utah against our company, alleging that memory stacks included in some of our products infringe U.S. Patent No. 5,420,751, or the ‘751 patent, which expired in May 2012. Polystak, Inc. is our third-party supplier of the accused memory stack component. On March 1, 2012, Polystak filed a lawsuit against Entorian Technologies in the U.S. District Court for the Northern District of California, alleging that the ‘751 patent is invalid, and that Polystak’s memory stacks do not infringe the ‘751 patent. On March 8, 2012, Entorian Technologies dismissed the lawsuit against us in Utah. On March 9, 2012, Entorian Technologies filed a counterclaim against us and Polystak in the Northern District of California lawsuit, alleging infringement of the ‘751 patent. On April 15, 2014, the parties resolved this matter pursuant to a confidential agreement that releases us from past claims. Although we continue to dispute that our products infringe any valid claims of the ‘751 patent, the settlement enables us to avoid further diversion of management resources. On April 28, 2014, the U.S. District Court for the Northern District of California approved the parties’ joint motion to dismiss the matter with prejudice.

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

Based on our preliminary investigations of the patents identified above, we do not believe that our products infringe any valid or enforceable claim of the patents at issue in those complaints. With respect to the Internet Machines complaints, our third-party supplier has agreed to indemnify us. Based on currently available information, we do not believe that resolution of these matters will have a material adverse effect on our financial condition, cash flows, or results of operations. However, litigation is subject to inherent uncertainties and there can be no assurances that we will be successful or that any such lawsuit would not have a material adverse impact on our business, financial condition, cash flows, and results of operations in a particular period. Any claims or proceedings against us, whether meritorious or not, can have an adverse impact because of defense costs, diversion of management and operational resources, negative publicity, and other factors.

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

We were founded in December 2005 and sold our first products in April 2007. The majority of our revenue growth has occurred since December 31, 2009. We continue to innovate and develop enterprise data acceleration solutions. For example, we expanded our line of PCIe attached Flash product lines to include both performance and cost optimized solutions, and in addition to announcing our acceleration appliance businesses, we upgraded our ION Accelerator software, acquired and recently upgraded ioControl, a hybrid storage solution for the SME market, added extensions to our virtualization direct caching software, and introduced industry standard application programming interfaces, or APIs, under the OpenNVM initiative. In addition, our current management team has only been working together for a relatively short period of time. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described herein. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.

Our revenue growth rate in previous periods is not expected to recur in the near term and may not be indicative of our future performance.

You should not consider our revenue growth in previous periods as indicative of our future performance. In future periods, we do not expect to achieve similar percentage revenue growth rates as have achieved in some past periods. We have experienced in the past, and continue to expect to experience, substantial concentrated purchases by customers to complete or upgrade large-scale datacenter deployments. Our revenue in any particular quarterly period could be disproportionately affected if this trend continues. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

We have experienced rapid growth in previous periods and we may not be able to sustain or manage any future growth effectively.

We have significantly expanded our overall business, customer base, and operations, and we anticipate that we will continue to grow our business. Our future operating results depend to a large extent on our ability to successfully manage our anticipated expansion and growth.

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

Historically, large purchases by a relatively limited number of customers have accounted for a substantial majority of our revenue, and the composition of the group of our largest customers changes from period to period. Some of our customers make concentrated purchases to complete or upgrade specific large-scale data storage installations. These concentrated purchases are short-term in nature and are typically made on a purchase order basis rather than pursuant to long-term contracts. Customers that accounted for 10% or more of our revenue represented 61% and 60% of revenue for the three months ended March 31, 2013 and 2014, respectively, and 62% and 56% of revenue for the nine months ended March 31, 2013 and 2014, respectively. Revenue from the 10 largest customers in each period, including the applicable OEMs, accounted for 83% and 84% of revenue during the three months ended March 31, 2013 and 2014, respectively, and 85% and 79% of revenue during the nine months ended March 31, 2013 and 2014, respectively.

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

Our gross margins fluctuate from period to period due primarily to product costs, customer mix, and product mix. From the three months ended March 31, 2013 through the three months ended March 31, 2014, our quarterly gross margins ranged from 51.0% to 57.9%. Our gross margins are likely to continue to fluctuate and may be affected by a variety of factors, including:

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

Sales of our products to OEMs represent a significant portion of our revenue and we anticipate that our OEM sales will constitute a substantial portion of our future sales. In some cases, our products must be designed into the OEM’s products. If that fails to occur for a given product line of an OEM, we would likely be unable to sell our products to that OEM for such product line during the life cycle of that product. Even if an OEM integrates one or more of our products into its server, data storage systems or appliance solutions, we cannot be assured that its product will be commercially successful, and as a result, our sales volumes may be less than anticipated. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products, if their own systems are not commercially successful or if they decide to pursue other strategies or for any other reason, including the incorporation or development of competing products by these OEMs. Moreover, our OEM customers may not devote sufficient attention and resources to selling our products. We may not be able to develop or maintain relationships with OEMs for a number of reasons, including because of the OEM’s relationships with our competitors or prospective competitors or other incentives that may not motivate their internal sales forces to promote our products. In addition, direct sales of our products may compete with products sold by our OEM partners, and our OEM partners may compete directly with our other OEM partners, which may affect the commitment of our OEM partners to sell our products. Even if we are successful in selling through OEMs, sales through OEMs could result in a lower gross margin business than our direct sales business. If we are unable to grow our OEM sales, if our OEM customers’ systems incorporating our products are not commercially successful, if our products, including new and next generation products, are not designed into a given OEM product cycle, if we fail to minimize conflicts between our channel partners, in particular OEMs, if our OEM customers do not timely qualify our products for promotion or sale by them, or if our OEM customers significantly reduce, cancel, or delay their orders with us, our revenue would suffer and our business, operating results, and financial condition could be materially adversely affected.

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

Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments, and acceptance of our products in any quarter;

•	our ability to control the costs of the components we use in our hardware products;

•	our ability to adopt subsequent generations of non-volatile memory components into our hardware products;

•	our ability to adopt subsequent generations of ioMemory into our software and application acceleration solutions;

•	our ability to gain market acceptance of our acceleration appliances

•	disruption in our supply chains, component availability, and related procurement costs;

•	reductions in customers’ budgets for information technology purchases;

•	delays in customers’ purchasing cycles or deferments of customers’ product purchases in anticipation of new products or updates from us or our competitors;

•	fluctuations in demand and prices for our products;

•	changes in industry standards in the data storage industry;

•	our ability to develop, introduce, and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades or announcements by us or our competitors;

•	any change in the competitive dynamics of our markets, including new entrants or discounting of product prices;

•	our ability to control costs, including our operating expenses; and

•	future accounting pronouncements and changes in accounting policies.

The occurrence of any one of these risks could negatively affect our operating results in any particular quarter, which could cause the price of our common stock to decline.

We have incurred significant net losses during our limited operating history and may not consistently achieve or maintain profitability.

We have incurred net losses in each fiscal year other than fiscal 2011 and we may incur losses in future periods. For example, if our revenue does not increase to offset our operating expenses, we will not be profitable. As of March 31, 2014, we had an accumulated deficit of $188.6 million.

Changes in our provision for income taxes or adverse outcomes resulting from tax examinations could adversely affect our results.

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

In addition, we may be subject to examination of our tax returns by the Internal Revenue Service, or IRS, and other tax authorities. Our federal income tax return for fiscal 2012 and payroll tax returns for calendar 2012 and 2013 are currently under audit by the IRS as described in Note 7 to our condensed consolidated financial statements. If tax authorities challenge the relative mix of our U.S. and international income, our future effective income tax rates could be adversely affected. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient or that a determination by a tax authority will not have an adverse effect on our business, financial condition, and results of operations.

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

The market for data or application acceleration products is highly competitive, and we expect competition to intensify in the future. Our direct acceleration products compete with various traditional datacenter architectures, including high performance server and storage approaches. These may include offerings from traditional data storage providers, including storage array vendors such as EMC Corporation, which typically sell centralized storage products as well as high-performance storage approaches utilizing solid state disks, as well as vertically integrated appliance vendors such as Oracle or a number of all Flash or hybrid array companies such as Nimble Storage, and other privately held companies. In addition, we may also compete with enterprise solid state disk vendors such as Huawei Technologies, Intel, LSI, Marvell Semiconductor, Micron Technology, Samsung Electronics, SanDisk, Seagate Technology, Toshiba, Western Digital including Virident, and other companies that are privately held. A number of new, privately held companies are currently attempting to enter our market, one or more of which may become significant competitors in the future.

Our all-flash and hybrid appliances products compete with proprietary integrated flash arrays from EMC, Dell, flash-based storage products by HP, NetApp, TMS by IBM, Violin Memory Systems, Whiptail by Cisco, and other companies that are privately held.

Our virtualization acceleration products compete with solutions from Adaptec by PMC, EMC, LSI, Oracle, SanDisk, and Western Digital, as well as several open source software solutions and other software-based hardware cache solutions being developed by companies that are privately held.

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

Our products are highly technical and may contain undetected defects, which could cause data unavailability, loss, or corruption that might, in turn, result in liability to our customers and harm to our reputation and business.

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

Our ability to sell our products is dependent in part on ease of use and the quality of our support offerings, and any failure to offer high-quality technical support could harm our business, operating results, and financial condition.

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

We are continually upgrading our ERP system and other information technology systems. This upgrading and improvement poses a risk to our internal controls over financial reporting and to our business operations. Disruptions or difficulties in upgrading and improving these systems or the related procedures or controls could adversely affect both our internal and disclosure controls and harm our business, including our ability to forecast or make sales, manage our supply chain, and collect our receivables. Moreover, such a disruption could result in unanticipated costs or expenditures and a diversion of management’s attention and resources.

We are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and the failure to do so could have a material adverse effect on our business and stock price.

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

The storage and networking industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have in the past received and may in the future receive inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. For example, on December 5, 2013, e.Digital Corporation filed a lawsuit in U.S. District Court for the Southern District of California against us. e.Digital filed a total of 41 suits in December 2013 and January 2014 asserting infringement of the same single claim of the same patent. The complaint alleges that our flash memory products infringe U.S. Patent No. 5,839,108. The complaint seeks damages as well as a permanent injunction against us. We have limited information about the specific infringement allegations, but they appear to focus on a single method claim for managing flash memory. Based on our preliminary investigation of the patent identified in the complaint, we do not believe our products infringe any valid or enforceable claim of this patent. Nevertheless, the costs associated with any actual, pending, or threatened litigation could negatively impact our operating results regardless of the actual outcome.

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

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. As of May 2, 2014, we had 68 issued patents and 142 patent applications in the United States, eight issued patents and 42 patent applications in foreign countries, and one Patent Cooperation Treaty, or PCT, application. We cannot assure you that any patents will issue with respect to our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any patents issued to us will not be challenged, invalidated, or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property.

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

Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and income tax, indirect tax, payroll tax, and other tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, and civil and criminal penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, and financial condition.

Risks Related to Our Common Stock

The trading price of our common stock is likely to be volatile, and an active, liquid, and orderly market for our common stock may not be sustained.

Our common stock is currently traded on the New York Stock Exchange, but we can provide no assurance that there will be active trading on that market or any other market in the future. If there is not an active trading market or if the volume of trading is limited, the price of our common stock could decline and holders of our common stock may have difficulty selling their shares. In addition, the trading price of our common stock has been volatile and will likely continue to be volatile. The trading of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. For example, after opening at $19.00 per share at the IPO, our common stock has experienced an intra-day trading high of $41.74 per share and a low of $8.04 per share through May 2, 2014. Some of the factors affecting our volatility include:

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

Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

During the three months ended March 31, 2014, we repurchased the following shares of common stock in connection with certain employee stock awards:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1 – January 31, 2014	452	(1)	$0.28	—	—
February 1 – February 28, 2014	—		—	—	—
March 1 – March 31, 2014	—		—	—	—

Total	452		$0.28	—	—

(1)	The shares repurchased during the three months ended March 31, 2014 represent the unvested portion of a former employee’s restricted stock award. The shares were repurchased at the employee’s original purchase price.

For the majority of the restricted stock units that vested during the three months ended on March 31, 2014, the shares issued at the time of vesting were net of the shares forfeited by the employee to cover the employee’s minimum statutory withholding taxes due upon vesting. These forfeited shares are not included within the table above.

Part II. Item 3. Defaults Upon Senior Securities

None.

Part II. Item 4. Mine Safety Disclosures

Not applicable.

Part II. Item 5. Other Information

None.

Part II. Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1	Consulting Agreement between Fusion-io and Shawn J. Lindquist, dated February 11, 2014		8-K	001-35188	10.1	2/12/2014

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FUSION-IO, INC.

Dated: May 8, 2014	By:	/s/ SHANE ROBISON
Shane Robison
Chief Executive Officer

Dated: May 8, 2014	By:	/s/ THEODORE A. HULL
Theodore A. Hull
Chief Financial Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date

10.1	Consulting Agreement between Fusion-io and Shawn J. Lindquist, dated February 11, 2014		8-K	001-35188	10.1	2/12/2014

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

50